Form 10-Q
period 1996-06-29
CASCADE COMMUNICATIONS CORP
filed 1996-08-07
CIK 887763

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                         Commission File Number 0-24578

                               [GRAPHIC OMITTED]


                          CASCADE COMMUNICATIONS CORP.
             (Exact name of Registrant as specified in its charter)

        Delaware                                  04-3099677
  (State or Other Jurisdiction of        (IRS Employer Identification Number)
   Incorporation or Organization)

               5 Carlisle Road, Westford, Massachusetts 01886-3601 (Address of principal executive offices) (Zip Code)

        Registrant's Telephone Number, including Area Code: (508) 692-2600

                           No change since last report
               (Former name, former address and former fiscal
                    year, if changed since last report)

                     --------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

- -------------------------- -----------------------------------------------------
              Class                     Outstanding at August 5, 1996
- -------------------------- -----------------------------------------------------
- -------------------------- -----------------------------------------------------

    Common Stock, $.001 par value             88,901,356 shares
- -------------------------- -----------------------------------------------------

This report including exhibits consists of 15 pages. The exhibit index appears on page 14.

                          CASCADE COMMUNICATIONS CORP.


                               INDEX TO FORM 10-Q




                                                                       Page No.


PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Statements of Operations for the three and six
             months ended June 29, 1996 and July 1, 1995                      3

             Consolidated Balance Sheets as of June 29, 1996 and
             December 31, 1995                                                4

             Consolidated Statements of Cash Flows for the
             six months ended June 29, 1996 and July 1, 1995                  5

             Notes to Consolidated Financial Statements                       6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    7


PART II.     OTHER INFORMATION
Item 4        Submission of Matters to a Vote of Security Holders            11

Item 6.      Exhibits and Reports on Form 8-K                                12

             Signature                                                       13

             Exhibit Index                                                   14

             Exhibit 11    Weighted Shares Used in Computation of Earnings
                              per Share                                      15

             Exhibit 27    Financial Data Schedule                           16

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          CASCADE COMMUNICATIONS CORP.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                   Three Months Ended        Six Months Ended
                                   June 29,     July 1,    June 29,    July 1,
                                     1996        1995       1996        1995
Revenue                            $80,432     $29,109     $136,469    $ 52,615
Cost of revenue                     28,150      10,603       47,933      19,192
                                   --------    --------     --------    -------
      Gross profit                  52,282      18,506       88,536      33,423

Operating expenses:
      Research and development      12,730       4,251       21,695       7,726
      Sales and marketing            9,899       4,779       18,596       8,802
      General and administrative     3,739       1,610        5,960       2,788
                                   -------      -------      -------     -------
      Total operating expenses      26,368      10,640       46,251      19,316

Income from operations              25,914       7,866       42,285      14,107
Interest income                      1,217         699        2,334       1,328
                                    -------     -------     -------      -------
Income before income taxes          27,131       8,565       44,619      15,435
Provision for income taxes          10,445       3,298       17,498       5,943
                                    -------     -------     -------      -------

Net income                         $16,686      $5,267      $27,121      $9,492
                                   =======      ======       ======      ======


Net income per common share          $0.17       $0.06        $0.28       $0.10

Weighted average number of common
 and common equivalent shares
 outstanding                       97,842       90,713      96,873       90,604





The accompanying notes are an integral part of these financial statements.


                          CASCADE COMMUNICATIONS CORP.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                     June 29,          Dec. 31,
                                                      1996              1995
                                                     --------          --------
ASSETS
Current assets:
   Cash and cash equivalents                         $ 65,820         $ 55,474
   Marketable securities                               18,755            5,120
   Accounts receivable, net                            49,254           19,910
   Notes receivable                                     1,652            1,548
   Inventories                                         12,525            7,645
   Deferred income taxes                                7,598            4,262
   Prepaid expenses                                       795              781
                                                    ----------        --------
Total current assets                                  156,399           94,740

Property and equipment, net                            21,957           13,980
Notes receivable                                        1,800            2,657
Other assets                                            1,154              482
                                                    ---------        ---------

Total assets                                        $ 181,310        $ 111,859
                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $ 19,812          $ 6,771
   Deferred revenue                                     3,462            1,585
   Accrued expenses                                    19,098           12,197
   Accrued income taxes                                 1,696            5,000
                                                     --------          -------
Total current liabilities                              44,068           25,553

Stockholder's equity:
Common stock                                               88               84
Additional paid-in capital                             82,928           58,397
Retained earnings                                      54,226           27,825
                                                     --------          -------
Total stockholders' equity                            137,242           86,306
                                                     --------          -------

Total liabilities and stockholders' equity          $ 181,310         $111,859
                                                    =========         ========




The accompanying notes are an integral part of these financial statements.



                          CASCADE COMMUNICATIONS CORP.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                         Six Months Ended
                                                     June 29,          July 1,
                                                       1996             1995
                                                     --------          --------

Cash flows from operating activities:
Net income                                          $ 27,121          $ 9,492
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                       4,603            2,005
   Deferred income taxes                              (4,038)          (1,271)
   Tax benefits related to stock options exercised     8,721            3,693
Changes in operating assets and liabilities:
   Accounts receivable                               (29,344)          (9,915)
   Notes receivable                                      753           (2,439)
   Inventories                                        (4,880)             886
   Prepaid expenses                                       12              (74)
   Accounts payable                                   13,023            1,141
   Accrued expenses and other current liabilities      5,450            4,952
                                                    --------         --------

Net cash provided by operating activities             21,421           8,470
                                                    --------         ---------

Cash flows from investing activities:
   Purchases of property and equipment, net          (12,203)         (5,177)
   Purchases of marketable securities                (17,235)        (18,263)
   Proceeds from maturities of marketable securities   3,600          19,795
   Decrease (increase) in other assets                    30            (138)
                                                    ---------        ---------

Net cash used for investing activities               (25,808)         (3,783)
                                                    ---------        ---------

Cash flows from financing activities:
   Issuance of common stock                           10,194             605
                                                     -------          ------

Net increase in cash and cash equivalents              5,807           5,292

Cash and cash equivalents, beginning of period        60,013          26,859
                                                     -------         -------

Cash and cash equivalents, end of period            $ 65,820        $ 32,151
                                                    ========        ========


The accompanying footnotes are an integral part of these financial statements.


                          CASCADE COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Consolidated Financial Statements

    The consolidated financial statements for the three and six month periods ended June 29, 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1995 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1995 included in the Company's Form 10-K. The results of operations for the three and six month periods ended June 29, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.  Common Stock

    Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares from stock options (using the treasury stock method). Fully diluted net income per common share is not presented as the dilutive effect is immaterial. In May 1996, the Company increased the number of authorized shares of its Common Stock, par value $.001 per share from 50,000,000 to 225,000,000.

    All share and per share data have been restated to reflect the following stock splits in the form of stock dividends: two-for-one split in June 1995, three-for-two split in February 1996 and two-for-one split in May 1996.

3.  Inventories


Inventories consist of:
                                              June 29,           Dec. 31,
                                                 1996               1995

Raw materials                                $ 8,690             $ 5,095
Work-in-process                                1,835                 890
Finished goods                                 2,000               1,660
                                             -------             -------
Total                                        $12,525             $ 7,645
                                             =======             =======

4.  Business Combinations

    In May 1996, the Company exchanged approximately 3.2 million shares of its Common Stock, $.001 par value (the "Common Stock") for all of the outstanding stock of Arris Networks, Inc.("Arris"), a development stage company of high performance remote access technology for carrier class networks. The Company also assumed all outstanding Arris options to purchase approximately 242,000 shares of the Company's Common Stock. The business combination was accounted for as a pooling of interests. The operating expenses of Arris from December 31, 1995 to the acquisition date are immaterial to the combined operations. The accompanying financial statements for periods prior to December 31, 1995 do not include the amounts for this acquisition as they were deemed to be immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements and the associated notes for the periods specified. Further reference should be made to the Company's 1995 Form 10-K for the year ended December 31, 1995.

Acquisition

    During the quarter, the Company expanded its product plans to include the remote access market with the acquisition of Arris a developer of high performance remote access technology for carrier class networks for approximately 3.2 million shares of its Common Stock. The Company also assumed all outstanding Arris options to purchase approximately 242,000 shares of the Company's Common Stock. The combination was accounted for as a pooling of interests. The operating expenses of Arris from December 31, 1995 to the acquisition date are immaterial to the combined operations. The accompanying financial statements for periods prior to December 31, 1995 do not include the amounts for this acquisition as they were deemed to be immaterial.

Results of Operations

Revenue

    Revenue for the second quarter ended June 29, 1996 increased by 176% to $80.4 million from $29.1 million for the quarter ended July 1, 1995 and 44% or $24.4 million from the first quarter of 1996. Revenue for the first six months of 1996 increased by $83.9 million or 159% from the same period in 1995. The Company believes that the increase in revenue is attributable to several factors, including the continued market acceptance of the Company's products, expansion of the broadband packet equipment market and the Company's ability to deliver multi-service wide area networking products for the enterprise and public carrier network markets.

    Sales of the Company's B-STDX product line accounted for approximately 97% of product revenue for the second quarter of 1996 compared to 94% for the second quarter of 1995. For the six months ended June 29, 1996 B-STDX sales accounted for 97% of product revenue compared to 92% for the same period in 1995. In March of 1996, the Company released the first commercial shipment of the Cascade 500 ATM switch. The Cascade 500 is an ATM switch which supports next generation speeds of 45, 155 and 622 MBS with currently one of the highest port densities on a single platform that is commercially available.

    International sales accounted for approximately 10% of revenue in the second quarter of 1996, compared to approximately 12% of revenue for the second quarter of 1995. For the six months ended June 29, 1996 international sales represented 12% of revenue compared to 18% for the same period in 1995. International sales in absolute dollars increased in all major geographic markets including Europe and the Pacific Rim. The Company believes that this increase reflects the expansion of its worldwide service and support programs as well as the growth of the international broadband packet market. During 1996, the Company continued global expansion through the opening of new sales offices in Canada and Singapore. The Company intends to increase its presence internationally.
International sales may fluctuate as a percentage of revenue. To date, the Company's international sales have been denominated in U.S. currency.

Gross Profit

    Gross profit increased to 65% of revenue or $52.3 million for the second quarter of 1996, compared to 63.6% of revenue or $18.5 million for the same period in 1995 and 64.7% or $36.3 million for the first quarter of 1996. For the six months ended June 29, 1996, gross profit as a percentage or revenue improved to 64.9% from 63.5% in the same period in 1995.

The continued improvement in gross profit as a percentage of revenue was primarily a result of manufacturing efficiencies due to economies of scale as the volume of production has increased as well as decreased material costs. In future periods, gross profit will vary depending upon a number of factors, including the channels of distribution, the mix of products as well as manufacturing and component costs. As the Company introduces new products, it is possible that they may have a lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of revenue may vary.

Research and Development

    Research and development expenses for the second quarter of 1996 were $12.7 million or 15.8% of revenue, compared to $4.3 million or 14.6% of revenue for the same period in 1995. For the first six months of 1996, research and development expenses represented 15.9% of revenue compared to 14.7% for the same period in 1995. The expense increase was due principally to costs associated with the development of new products, including the Cascade 500 ATM switch and remote access products, as well as the enhancement of existing products in the form of additions to personnel, prototype materials and expansion of development laboratories. The Company considers product development expenditures to be critical to future revenue and expects to increase spending in absolute dollars while the percentage of revenue may fluctuate.

Sales and Marketing

    The Company's sales and marketing expenses increased to $9.9 million for the second quarter of 1996 from $4.8 million in the same period for 1995. These expenses decreased as a percentage of revenue to 12.3% in the second quarter of 1996 from 16.4% in the same period for 1995. For the first six months of 1996, sales and marketing expenses represented 13.6% of revenue compared to 16.7% for the same period in 1995. The increase in spending was due to personnel costs associated with the expansion of domestic and international sales offices, sales commissions associated with revenue growth and increased promotional costs. The Company expects to increase spending in the remainder of 1996 for sales and marketing programs both domestically and internationally as part of its continuing efforts to expand its markets, introduce new products and expand its international presence.
These expenses may vary as a percentage of revenue.

General and Administrative

    General and administrative expenses increased to $3.7 million for the second quarter of 1996 from $1.6 million in the same period for 1995. These expenses increased in dollars, but decreased as a percentage of revenue to 4.6% in the second quarter of 1996 from 5.5% in the same period in 1995. For the first six months of 1996, general and administrative expenses represented 4.4% of revenue compared to 5.3% for the same period in 1995. The increase in dollars spent was primarily due to nonrecurring acquisition costs, increased legal and professional services, as well as continued investments in both the personnel and information technology necessary to support the growth of the Company. The Company expects that expenses in this area will increase in absolute dollars in 1996, but will remain relatively consistent as a percentage of revenue.

Interest Income

    Interest income increased to $1.2 million or 1.5% of revenue for the second quarter of 1996 from $699,000 or 2.4% of revenue for the same period in 1995. Interest income for the first six months of 1996 was $2.3 million compared to $1.3 million for the same period in 1995. The increase in interest income was attributable to higher invested cash balances and interest received from notes receivable.

Provision for Income Taxes

    The Company's effective tax rate for the three month and six month periods ended June 29, 1996 was 38.5% and 39.2%, respectively. The effective tax rate for the three and six month periods ended July 1, 1995 was 38.5%. The increase in the effective tax rate for the six months ended June 29, 1996 relates to nondeductible acquisition costs and certain restrictions on net operating loss carryforwards assumed as a result of the Arris acquisition.

Liquidity and Capital Resources

    At June 29, 1996, the Company had cash, cash equivalents and marketable securities of $84.6 million, an increase of $24.0 million from December 31, 1995. The Company has continued to fund its operations primarily through cash flows generated from operations and the proceeds from the sale of its Common Stock through its employee stock purchase and option plans.

    Cash generated from operations was $21.4 million for the six months ended June 29, 1996. Accounts receivable increased $29.3 million from December 31, 1995 primarily due to the timing of shipments and increased revenue. Inventory balances increased by $4.9 million to meet the increased demand for the Company's existing products and the desired lead times for new products.
Inventory turnover improved to 9.5 turns in first six months of 1996 from 5.1 turns during the same period in 1995. The Company believes that inventory balances are likely to increase to support customer demands and new product introductions.

    The increase of $18.5 million in accounts payable and accrued expenses was due primarily to increases in deferred revenue, warranty accrual and a general increase in business activity. The Company's income taxes payable have been reduced by the tax benefit related to disqualifying dispositions of stock options which totaled $8.7 million for the first six months of 1996. This amount was recorded as an increase to stockholders' equity.

    Investment activities in the first six months of 1996 included capital expenditures of $12.2 million. Capital investments included expansion of the Company's facilities, the purchase of engineering development equipment and the upgrade of the internal networking system. The net purchases of marketable securities was $13.6 million. These investments were placed in U.S. Government obligations and highly rated commercial paper.

    During the first six months of 1996, the Company received proceeds of $3.8 million from the sale of its Common Stock through its employee stock purchase and option plans. The remaining common stock activity relates Arris.

    The Company believes that its existing cash, cash equivalents and marketable securities, along with anticipated funds from operations, will satisfy the Company's working capital and capital expenditure needs at least for the next twelve months.

Fluctuations in Revenue and Operating Results

    Revenue in the data networking industry is subject to fluctuation and the growth rates recently experienced by the Company are not necessarily indicative of the operating results for any future periods. The Company's operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; changes in the mix of product sales; the rate of end user adoption and carrier and private network deployment of WAN data communications services; factors associated with international operations; and changes in world economic conditions. For a more detailed description of the risk factors associated with the Company and the data networking industry, please refer to the Company's 1995 Form 10-K, First Quarter 1996 Form 10-Q and Form S-3 filed on June 17, 1996.

Factors Affecting Future Results

    The Company makes forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Thus, some of the Company's statements are forward-looking, including without limitation statements relating to new product development, expansion of operations, strategic alliances, international expansion and growth in the market for WAN data communication services, which involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by a number of factors including business conditions within the telecommunication industry; timing of orders from, and shipments to, major customers; the timing of new product sales; the introduction and market acceptance of new products; factors associated with international operations; and changes in world economic conditions. Because of these and other factors, past financial performance should not be considered an indicator of future performance.

Newly Issued Accounting Standards

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure only alternative and accordingly this standard will have no impact on the Company's results of operations or its financial position.

PART II.       OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On May 2, 1996, the Annual Meeting of Stockholders of Cascade Communications Corp. was held in Boston, Massachusetts.

An election of directors was held with the following individuals being elected to the Board of Directors of Cascade Communications Corp. as Class II directors:


                                        Total Vote For      Total Vote Withheld
                                        Each Director       From Each Director
               Paul J. Ferri             34,954,129              246,394
               Daniel E. Smith           34,957,434              243,089

The following individuals' term of office as director continued after the meeting:

               Victoria A. Brown           Bruns H. Grayson
               Richard M. Burnes Jr.       Steven C. Walske
               Gururaj Deshpande

Other matters voted upon and approved by the stockholders at the meeting and the number of votes cast with respect to each such matter were as follows:

        1. A proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation increasing from 50,000,000 to 225,000,000 the number of authorized shares of Common Stock, par value $.001 per share, of the Corporation.

                For                  Against       Abstain       No Vote

              23,057,522           11,838,842       64,825       239,334

       2.A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the fiscal year ended December 31, 1996.

               For                  Against       Abstain       No Vote

             35,058,868           35,686            54,476        51,493

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits:

          11.  Weighted Shares Used in Computation of Earnings per Share

(b)       Reports on Form 8-K.

          (1) The Company filed a current report on Form 8-K dated May 3, 1996 reporting the acquisition by the Company of Arris Networks, Inc., a Delaware corporation.

          (2) The Company filed a current report on Form 8-K dated May 30, 1996 relating to a two-for-one stock split in the form of a stock dividend paid on May 30, 1996 to stockholders of record on May 21, 1996.

          (3) The Company filed a current report on Form 8-K dated July 11, 1996 relating to the Company's earnings release for the quarter ended June 29, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CASCADE COMMUNICATIONS CORP.
                                (Registrant)






August 7, 1996                  /s/ Paul E. Blondin
                                    Paul E. Blondin
                                    Vice President of Finance and
                                    Administration, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number                Description                                       Page No.



11.           Weighted Shares Used in Computation of
              Earnings Per Share

27.            Financial Data Schedule