Form 10-Q
period 1996-09-28
CASCADE COMMUNICATIONS CORP
filed 1996-11-12
CIK 887763

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                         Commission File Number 0-24578


                                [Cascade Logo Here]


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

----------------------------- --------------------------------------------------
            Class                     Outstanding at November 1, 1996
----------------------------- --------------------------------------------------
----------------------------- --------------------------------------------------

Common Stock, $.001 par value                 89,856,691  shares
----------------------------- --------------------------------------------------

This report including exhibits consists of 13 pages. The exhibit index appears on page 12.

                          CASCADE COMMUNICATIONS CORP.


                               INDEX TO FORM 10-Q




                                                                        Page No.


PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Statements of Operations for the three and nine
             months ended September 28, 1996 and September 30, 1995           3

             Consolidated Balance Sheets as of September 28, 1996 and
             December 31, 1995                                                4

             Consolidated Statements of Cash Flows for the
             nine months ended September 28, 1996 and September 30, 1995      5

             Notes to Consolidated Financial Statements                       6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    7


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.                               10

             Signatures                                                      11

             Exhibit Index                                                   12

             Exhibit 11    Weighted Shares Used in Computation of Earnings
                           per Share                                         13

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          CASCADE COMMUNICATIONS CORP.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)



                                 Three months ended          Nine months ended
                                Sept. 28,   Sept. 30,      Sept. 28,   Sept. 30,
                                  1996        1995            1996        1995
Revenue                         $ 94,207    $ 36,015       $ 230,676    $ 88,630
Cost of revenue                   32,965      12,966          80,898      32,157
                                --------    --------       ---------    --------
   Gross profit                   61,242      23,049         149,778      56,473

Operating expenses:
   Research and development       14,727       5,419          36,422      13,145
   Sales and marketing            11,638       5,581          30,233      14,383
   General and administrative      3,351       1,977           9,311       4,765
                                --------    --------       ---------    --------
Total operating expenses          29,716      12,977          75,966      32,293

Income from operations            31,526      10,072          73,812      24,180

Interest income                    1,411         964           3,745       2,290
                                --------    --------       ---------    --------

Income before income taxes        32,937      11,036          77,557      26,470

Provision for income taxes        12,674       4,249          30,174      10,191
                                --------    --------       ---------    --------

Net income                      $ 20,263    $  6,787       $  47,383    $ 16,279
                                ========    ========       =========    ========

Net income per common share     $   0.21    $   0.07       $    0.49    $   0.18
                                ========    =========      =========    ========

Weighted average shares
   of common stock outstanding    98,517       91,329         97,457      90,817




The accompanying notes are an integral part of these financial statements.




                          CASCADE COMMUNICATIONS CORP.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                Sept. 28,               Dec. 31,
                                                  1996                    1995
                                                  ----                    ----
ASSETS
Current assets:
   Cash and cash equivalents                    $ 84,276                $ 55,474
   Marketable securities                          15,876                   5,120
   Accounts receivable, net                       48,570                  19,910
   Note receivable                                 1,703                   1,548
   Inventories                                    18,611                   7,645
   Deferred income taxes                           7,335                   4,262
   Prepaid expenses                                2,075                     781
                                                --------                --------
Total current assets                             178,446                  94,740

Property and equipment, net                       29,051                  13,980
Note receivable                                    1,353                   2,657
Other assets                                       1,156                     482
                                                --------                --------

Total assets                                    $210,006                $111,859
                                                ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $ 13,398                $  6,771
   Deferred revenue                                6,890                   1,585
   Accrued expenses                               16,320                  12,197
   Accrued income taxes                                -                   5,000
                                                --------                --------
Total current liabilities                         36,608                  25,553

Stockholders' equity:
   Common stock                                       89                      84
   Additional paid-in capital                     98,820                  58,397
   Retained earnings                              74,489                  27,825
                                                --------                --------
Total stockholders' equity                       173,398                  86,306
                                                --------                --------

Total liabilities and stockholders' equity      $210,006                $111,859
                                                ========                ========




The accompanying notes are an integral part of these financial statements.




                          CASCADE COMMUNICATIONS CORP.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                          Nine Months Ended
                                                       Sept. 28,       Sept. 30,
                                                         1996             1995
                                                         ----             ----
Cash flows from operating activities:
Net income                                             $ 47,383        $ 16,279
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                          8,204           3,405
   Deferred income taxes                                 (3,725)         (2,227)
   Tax benefits related to stock options exercised       20,058           4,176
Changes in operating assets and liabilities:
   Accounts receivable                                  (28,660)        (10,088)
   Notes receivable                                       1,149          (3,371)
   Inventories                                          (10,966)          2,785
   Prepaid expenses                                      (1,268)           (280)
   Accounts payable                                       6,609             127
   Accrued expenses and other current liabilities         4,404           7,435
                                                       ---------       ---------

Net cash provided by operating activities                43,188           18,241
                                                       ---------       ---------

Cash flows from investing activities:
   Purchases of property and equipment, net             (22,898)         (8,850)
   Purchases of marketable securities                   (17,357)        (28,631)
   Proceeds from maturities of marketable securities      6,600          28,895
   Increase in other assets                                 (22)           (187)
                                                       ---------       ---------

Net cash used for investing activities                  (33,677)         (8,773)
                                                       ----------      ---------

Cash flows from financing activities:
   Issuance of common stock                              14,752           1,463
                                                       ---------       ---------

Net increase in cash and cash equivalents                24,263          10,931

Cash and cash equivalents, beginning of period           60,013          26,859
                                                       ---------       ---------

Cash and cash equivalents, end of period               $ 84,276        $ 37,790
                                                       =========       =========


The accompanying footnotes are an integral part of these financial statements.


                          CASCADE COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Consolidated Financial Statements

    The consolidated financial statements for the three and nine month periods ended September 28, 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1995 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1995 included in the Company's Form 10-K. The results of operations for the three and nine month periods ended September 28, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

3.  Inventories

Inventories consist of:
                                                     Sept. 28,          Dec. 31,
                                                       1996              1995
                                                       ----              ----
Raw materials                                      $ 13,178            $  5,095
Work-in-process                                         788                 890
Finished goods                                        4,645               1,660
                                                   --------            --------
Total                                              $ 18,611            $  7,645

                                                   ========            ========

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

Acquisition

    In May 1996, the Company expanded its product plans to include the remote access market with the acquisition of Arris, a developer of high performance remote access technology for carrier class networks, for approximately 3.2 million shares of its Common Stock. The Company also assumed all outstanding Arris options to purchase approximately 242,000 shares of the Company's Common Stock. The combination was accounted for as a pooling of interests. The operating expenses of Arris from December 31, 1995 to the acquisition date are immaterial to the combined operations. The accompanying financial statements for periods prior to December 31, 1995 do not include the amounts for this acquisition as they were deemed to be immaterial.

Results of Operations

Revenue

    Revenue for the third quarter ended September 28, 1996 increased by 162% to $94.2 million from $36.0 million for the quarter ended September 30, 1995 and 17% from the second quarter of 1996. Revenue for the nine months of 1996 increased by 160% from the same period in 1995. The Company believes that the increase in revenue is attributable to continued revenue growth from the B-STDX product line, expansion of the broadband packet market and the rapid customer acceptance of the CBX 500 ATM (Asynchronous Transfer Mode) switch which accounted for slightly above 10% of the total revenue for the third quarter ended September 28, 1996. Revenue from the Company's main product line, the B-STDX, accounted for approximately 80% of total revenue for the third quarter of 1996 compared to 89% for the third quarter of 1995. For the nine months ended September 28, 1996 B-STDX sales accounted for 87% of product revenue compared to 88% for the same period in 1995.

    Direct and indirect international sales accounted for approximately 21% of revenue in the third quarter of 1996, compared to approximately 20% of revenue for the third quarter of 1995. International sales accounted for approximately 18% of revenue for the first nine months of 1996 and 1995, respectively. The Company has continued to expand its network of distributors and resellers and other third party distribution channels in an effort to increase its international presence. International sales may fluctuate as a percentage of revenue. To date, the Company's international sales have been denominated in U.S. currency.

    In an effort to expand its presence in the enterprise market , the Company and International Business Machines ("IBM") have formed a business and technology alliance to jointly market, enhance and develop Frame Relay and ATM products worldwide to enterprise customers. Presently, IBM sells the Company's B-STDX 9000 and CBX 500 product lines on a worldwide basis to enterprise customers through an OEM relationship. The alliance also includes manufacturing rights and joint development focused on the enhancement of existing products and the development of new products for the enterprise marketplace.

Gross Profit

    Gross profit increased to 65% of revenue or $61.2 million for the third quarter of 1996, compared to 64.0% of revenue or $23.0 million for the same period in 1995. For the nine months ended September 28, 1996, gross profit as a percentage or revenue improved to 64.9% from 63.7% in the same period in 1995. The continued improvement in gross profit as a percentage of revenue was primarily a result of increased revenue levels and decreased materials costs for the B-STDX product family.

    In future periods, gross profit will vary depending upon a number of factors, including channels of distribution, the mix of products sold, price competition as well as manufacturing and component costs. As the Company continues to introduce new products, it is possible that they may have a lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of revenue may vary.

Research and Development

    Research and development expenses for the third quarter of 1996 were $14.7 million or 15.6% of revenue, compared to $5.4 million or 15.0% of revenue for the same period in 1995. For the nine months of 1996, research and development expenses represented 15.8% of revenue compared to 14.8% for the same period in 1995. The Company has continued the development of new products such as the CBX 500 ATM switch and the remote access product family, as well as the enhancement of the B-STDX products. The increased spending was related to additional personnel, prototype materials and expansion of development laboratories. The Company considers product development expenditures to be critical to future revenues and expects to increase spending in absolute dollars in, 1996, while the percentage of revenue may fluctuate.

Sales and Marketing

    The Company's sales and marketing expenses increased to $11.6 million for the third quarter of 1996 from $5.6 million in the same period for 1995. These expenses decreased as a percentage of revenue to 12.4% in the third quarter of 1996 from 15.5% in the same period for 1995. For the nine months of 1996, sales and marketing expenses represented 13.1% of revenue compared to 16.2% for the same period in 1995. The increase in spending was due to personnel costs associated with the expansion of domestic and international sales offices, commissions associated with revenue growth and increased promotional costs. The Company expects to increase spending in the remainder of 1996 for sales and marketing programs both domestically and internationally as part of its continuing efforts to expand its markets, introduce new products and expand its international presence. These expenses may vary as a percentage of revenue.

General and Administrative

    General and administrative expenses increased to $3.4 million for the third quarter of 1996 from $2.0 million in the same period for 1995. These expenses increased in dollars, but decreased as a percentage of revenue to 3.6% in the third quarter of 1996 from 5.5% in the same period in 1995. For the nine months of 1996, general and administrative expenses represented 4.0% of revenue compared to 5.4% for the same period in 1995. The increase in dollars spent was primarily due to nonrecurring acquisition costs, increased legal and professional services, as well as investments in both the personnel and information technology necessary to support the growth of the Company. The Company expects that expenses in this area will increase in absolute dollars in 1996, but will remain relatively consistent as a percentage of revenue.

Interest Income

    Interest income increased to $1.4 million or 1.5% of revenue for the third quarter of 1996 from $964,000 or 2.7% of revenue for the same period in 1995. Interest income for the nine months of 1996 was $3.7 million compared to $2.3 million for the same period in 1995. The increase in interest income was attributable to higher invested cash balances and interest earned from notes receivable.

Provision for Income Taxes

    The Company's effective tax rate for the three month and nine month periods ended September 28, 1996 was 38.5% and 38.9%, respectively. The effective tax rate for the three and nine month periods ended September 30, 1995 was 38.5%. The increase in the effective tax rate for the nine months ended September 28, 1996 relates to nondeductible acquisition costs and certain restrictions on net operating loss carryforwards assumed as a result of the Arris acquisition.

Liquidity and Capital Resources

    At September 28, 1996, the Company had cash, cash equivalents and marketable securities of $100.2 million, an increase of $39.6 million from December 31, 1995. The Company has continued to fund its operations primarily through cash flows generated from operations and the proceeds from the sale of its Common Stock through its employee stock purchase and option plans.

    Cash generated from operations was $43.2 million for the nine months ended September 28, 1996. This was primarily generated from net income and the tax benefits related to disqualifying dispositions of stock options, offset by increased accounts receivable and inventory balances. The increase in accounts receivable was due to increased revenue. Days sales outstanding were 47 days at September 28, 1996 compared to 46 days at September 30, 1995. Inventory balances increased to meet the demand for the Company's existing products and the desired lead times and anticipated demand for new products. The Company believes that inventory balances are likely to increase in future periods to support customer demands and new product introductions.

    Cash used for investing activities during the nine months ended September 28, 1996 was $33.7 million. The primary components of this cash were capital investments and the purchase of marketable securities. Capital investments include expansion of the Company's facilities, the purchase of engineering development equipment and the information technology necessary to support the rapid growth of the Company's business. The purchases of marketable securities were placed in U.S. Government obligations and highly rated commercial paper.

    During the nine months of 1996, the Company received proceeds of $8.2 million from the sale of its Common Stock through its employee stock purchase and option plans. The remaining common stock activity relates primarily to the Arris acquisition.

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

Factors Affecting Future Results

    The Company makes forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995 which involve a number of risks and uncertainties that could cause actual results to differ materially. Thus, some of the Company's statements are forward-looking, including without limitation, statements relating to new product development, strategic alliances and the Company's current intention to increase spending levels in the areas of research and development, sales and marketing, and general and administrative expenses, which involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by a number of factors, including the factors discussed above under the caption "Fluctuations in Revenue and Operating Results". Because of these and other factors, past financial performance should not be considered an indicator of future performance. For a more detailed description of the risk factors associated with the Company and the data networking industry, please refer to the Company's 1995 Form 10-K, Second Quarter 1996 Form 10-Q and Form S-3 filed on June 17, 1996.

PART II.       OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits:

          11.  Weighted Shares Used in Computation of Earnings per Share

(b)       Reports on Form 8-K.

          (1) The Company filed a current report on Form 8-K dated July 11, 1996 relating to the Company's earnings release for the quarter ended June 29, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CASCADE COMMUNICATIONS CORP.
                          (Registrant)





November 11, 1996         ___________/s/________________________
                          Paul E. Blondin
                          Vice President of Finance and
                          Administration, Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
        Number        Description                                       Page No.



        11.           Weighted Shares Used in Computation of
                      Earnings Per Share                                   13