Form 10-K
period 1996-12-31
CASCADE COMMUNICATIONS CORP
filed 1997-03-14
CIK 887763

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 1996.

           OR
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
           ___________.
           Commission File Number: 0-24578

                          CASCADE COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

                      Delaware                         04-3099677
           (State or other jurisdiction of (I.R.S. employer identification no.) incorporation or organization)

                   5 Carlisle Road                        01886
               Westford, Massachusetts                  (Zip code)
      (Address of principal executive offices)

Registrant's telephone number, including area code:  (508) 692-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on Which Registered
None


Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
      (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
      Aggregate market value, as of March 12, 1997, of Common Stock held by non-affiliates of the registrant: $2,578,444,329 based on the last reported sale price on the Nasdaq National Market.
      Number of shares of Common Stock outstanding at March 12, 1997: 94,283,269

                       DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended
December  31,  1996.  Portions of such proxy  statement  are incorporated by reference in Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1.    BUSINESS

      Cascade Communications Corp. ("Cascade or the Company") develops, manufactures, markets and supports a family of high performance, multi-service wide area network switches that enable public service providers and private network managers to provide cost-effective, high-speed data, video and voice communications services to end users. Wide area networks built on the Company's switches are designed to support one or more of the major broadband packet communications protocols and services, including Frame Relay, Internet Protocol ("IP"), Switched Multi-Megabit Data Service ("SMDS") and Asynchronous Transfer Mode ("ATM"). Users or other networking devices access the Company's products over a variety of media, including twisted pair, coaxial and fiber optic leased line facilities, analog modem and Integrated Services Digital Network ("ISDN") dial facilities and wireless facilities.

Recent Developments

      On January 28, 1997, Cascade completed its acquisition of Sahara, a privately held developer of scalable, high-speed broadband access products located in Wallingford, Connecticut, by means of a merger of a wholly-owned subsidiary of Cascade with and into Sahara. As a result of the Merger, Sahara became a wholly-owned subsidiary of Cascade. Cascade issued approximately 3.4 million shares of Cascade Common Stock in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade Common Stock. The combination will be accounted for as a purchase.

      Sahara is in the process of designing, manufacturing and marketing integrated broadband access products for communications services based on ATM technology. The Company expects to integrate Sahara's products into Cascade's carrier-class network management, Quality of Service and IP capabilities across the Companies' combined product lines, enabling Cascade's service provider customers to extend their high-speed network infrastructure to the customer premise. These products are intended to serve multiple markets focusing on Local Exchange Carriers, Interexchange Carriers, Competitive Access Providers, Foreign Post and Telecommunications Authorities and large information intensive end users.

Wide Area Network Industry

      Corporations have traditionally built their wide area networks ("WANs") by purchasing time division multiplexers ("TDM") from equipment vendors and interconnecting them with long distance lines leased from network service providers. While TDM products can accommodate many forms of information, including voice, video and data, they were designed and optimized for fixed path, fixed bandwidth applications, especially voice.

      The rapid growth in the number of personal computers, workstations and end-user applications has led to the extensive deployment of local area networks ("LANs") in corporate environments. As these LAN-based users need to communicate with users at other sites, corporations installed bridges and multiprotocol routers to interconnect them across wide area networks.

      Most wide area router-based networks were installed on the TDM networks already put in place. However, these TDM networks are not well suited for the dynamic, high bandwidth communications of LAN-based data coming from PCs and workstations. Although vendors of TDM products have provided upgrade modules to support the newer data and video traffic, these older architectures have been unable to scale to accommodate the tremendous growth in the data traffic as well as support the dynamic nature of this communication. As such, a new generation of wide area network technologies has been developed to address these needs, including Frame Relay, SMDS and ATM.

      Frame Relay, the most widely deployed of the three current broadband packet technologies, was designed to provide cost-effective dynamic WAN connectivity for data applications. Frame Relay is used by public network service providers for provisioning of WAN data services as well as large end users for private network applications. Although originally specified to operate at speeds from 56 and 64 Kbps (thousands of bits per second) to T1 and E1 speeds (1.5 Mbps, millions of bits per second and 2.048 Mbps, respectively), due to its popularity, Frame Relay has been extended to support lower speed applications, such as 9.6 Kbps and 19.2 Kbps to very high speed backbone applications at DS3 (45 Mbps) and E3 (European equivalent at 34 Mbps). Also, while popularized for router-based networks, Frame Relay has also become a cost-effective solution for hierarchical IBM-based System Network Architecture ("SNA") data networks as well as packet-based voice and video applications.

      SMDS was designed by Bellcore as the basis of a very high speed public data service offering to be provisioned by the Regional Bell Operating Companies ("RBOCs"). SMDS only became accepted once lower speed support at 56/64 Kbps and T1/E1 speeds were provided. While still popular among many end users due to its simplicity, SMDS has not become as popular as Frame Relay.

      ATM was designed with the very broad goal of supporting all forms of communications, including voice, video and data, in both the LAN and the WAN. Within the wide area network, ATM has been developed to provide two levels of service offerings: 1) as a high bandwidth backbone technology for other packet data services, such as Frame Relay, SMDS and IP based router networks, and 2) as the basis of a new high speed information service, simultaneously supporting all forms of communications, including voice, video and data applications.

The Internet

      The Internet has become very popular with businesses as well as home users for access to a wide variety of information located on computing resources around the world. While many refer to the Internet as if it were a single network, it is actually a network of networks. Originally designed out of IP based routers for providing access by governments and universities to the world's research information, the Internet has become highly popularized by Web-based applications and extends to business and home users for accessing a very broad range and types of information.

      New Internet service providers have emerged to provide access to these computing and information storage resources available over the Internet. They provide dedicated access via leased lines for business users as well as analog modem and ISDN dial-in access, both for business as well as home use. These Internet access networks are predominately based on three types of networking equipment: a) IP routers; b) remote access servers; and c) Frame Relay and ATM switches.

The Cascade Solution

      Cascade pioneered the concept of utilizing a single, powerful switching platform to simultaneously support the major broadband packet communications services, including Frame Relay, SMDS and ATM. Cascade's multi-service, standards-based products enable public service providers and private network managers to select the transmission services with the cost and performance attributes that best fit the end user's requirements, without requiring them to build multiple separate specialized networks. In addition to addressing the requirements for provisioning services for internal communications needs, Cascade's Frame Relay and ATM product offerings are widely deployed in numerous Internet access provider networks, including many of the world's largest Internet service providers.

      With the acquisition of Arris Networks, Inc. ("Arris") in May 1996, Cascade now offers a wide range of options to access its broadband network switches, including twisted pair, coaxial and fiber optic leased line facilities; analog modem and ISDN dial facilities; and wireless facilities. Cascade together with Arris also now offers comprehensive and cost-effective deployment for all major broadband packet technologies, including Frame Relay, ATM, SMDS and IP, for both Intranet as well as Internet applications.

Products

      With the introduction of the AX 800 and AX 1600 High Capacity Access Switches in September 1996, Cascade now offers four product families of wide area network switches which address a broad range of service provisioning options. These include the STDX 6000, the B-STDX 8000 and 9000, the CBX 500 and the AX 800 and 1600. All Cascade switches are modular in design, and can be configured with many types of network interface modules to support a wide variety of end user access devices and network connections. The Company's product architecture emphasizes software-based solutions in order to permit the implementation of new services and standards in a cost-effective manner. The Company's products have been designed for use as WAN switches primarily for public service networks for internal as well as Internet access applications and for use in large private networks.

      STDX 6000. The STDX 6000 is designed to aggregate low speed data traffic from remote sites onto larger networks and to serve as a backbone for small networks. A popular platform for medium and even large service providers in the early deployment of Frame Relay, STDX 6000 networks have yielded to the distributed packet processing capabilities and complete redundancy offered by the B-STDX 8000 and 9000 platforms now widely deployed in large Frame Relay, SMDS and ATM networks worldwide. The STDX 6000 is still attractive in regions of the world outside the United States where cost, especially at low speeds, is of highest concern and where traffic and redundancy requirements are significantly lower than in the U.S. and in other deregulated economies.

      B-STDX 8000 and B-STDX 9000. The B-STDX 8000 and 9000 multi-service WAN switches offer a level of speed and capacity representing a hundred-fold increase in total system throughput over the STDX 6000 and up to ten times the port density for the B-STDX 9000 and five times the port density for the B-STDX 8000. The B-STDX 8000 and 9000 can function as multi-service access switches for carriers to aggregate multiple end-user services onto an ATM backbone. They can also serve as the backbone of a stand-alone multi-service network for private network users and public service providers seeking an inexpensive distributed network solution.

      Cascade's customers generally deploy the B-STDX 9000 for the backbone of medium to large-size public service providers and end users, and the B-STDX 8000 is being deployed as a platform for these same service providers and end users to expand their coverage to less dense geographical regions. Both the B-STDX 8000 and 9000 are used in public service provider and end user networks for the provisioning of services for internal communications (intranet applications) as well as in public service provider networks designed for Internet applications. The B-STDX 8000 and 9000 are designed for high levels of redundancy required in mission critical applications. These switches utilize a symmetrical Reduce Introduction Set Computing ("RISC") multiprocessing architecture, employing a Control Processor ("CP") interacting with up to fourteen network interface modules in the B-STDX 9000 and six interface modules in the B-STDX 8000. Separate RISC micro processors are used on the CP and on each network interface module providing for scaleable performance.

      CBX 500. The CBX 500 (formerly the Cascade 500 ATM Switch) is a high capacity ATM switch which was first commercially deployed in the first quarter of 1996. The CBX 500 features a quad plane architecture and significant scalability features. Unlike competitive architectures that share ATM switching resources among different user applications, the quad plane architecture dedicates switching resources to each of the ATM Forum's four user classes of service. Dedicating resources in this manner assures that no user traffic of one class of service will interfere with other communications taking place simultaneously assigned to a different service class. The initial release of the CBX 500 supported 2.5 Gbps and 5 Gbps (billions of bits per second) of switching capacity and DS3/E3 (defined earlier) and OC3c/STM1 (155 Mbps) interfaces for user and network trunk connections. In December 1996 Cascade announced support for OC12c/STM4 (622 Mbps) and T1/E1 support in order to broaden the range of access speeds and network trunking capacities available for the CBX 500. Like the B-STDX 8000 and 9000, the CBX 500 offers complete redundancy options.

      AX 800 and AX 1600 High Capacity Access Switches. The AX product family resulted from the acquisition of Arris and was introduced in the third quarter of 1996. While earlier generations of remote access servers were developed for commercial telecommuting applications, the AX product family was designed exclusively for the carrier access market segment. Specifically, the AX High Capacity Access Switches are designed for performance, scalability and availability requirements of public service providers with similar features to those found in Cascade's B-STDX and CBX product families, such as hardware redundant server modules and power supplies. The AX family of switches integrate leased line and dial-in traffic from modem and ISDN-based users and support a wide array of multiservice capabilities, such as IP routing. A multiprocessor architecture scales as the system expands to deliver high performance, high availability, and multiple quality of service levels.

      The AX High Capacity Access Switch family includes two models: the AX 1600 and the AX 800. The AX 1600 provides scalable capacity for hundreds of users, making it appealing to Internet and network service providers. The AX 800, for applications that require mid-range capacity, has the same features and performance of the AX 1600. The models share common hardware and software architecture, so users benefit from investment protection as their networks evolve. Both the AX 800 and the AX 1600 support 10 and 100 Mbps Ethernet connections for high speed connection to co-located devices, such as a Point of Presence ("POP") router or web servers, as well as high speed leased line Frame Relay connections to the B-STDX product family. The AX product family is manageable by the same network management platform, CascadeView/UX, which manages Cascade's B-STDX and CBX product families. In addition, the AX family features a web-based monitoring and management tool.

      Network Management. Extremely important to the design, operations and maintenance of a public service provider network is the network management platform. Cascade provides CascadeView/DOS and CascadeView/UX software for the management and control of all of its WAN products. These products offer easy integration with existing network management systems due to their use of the industry standard Simple Network Management Protocol ("SNMP"). CascadeView is built on Hewlett-Packard OpenView running on an IBM compatible personal computer (DOS version) or a diagnosis and fault management RISC-based workstation (UNIX version). CascadeView's network management capabilities include a graphical user interface, rate monitoring, congestion management, usage statistics generation, configuration management, remote diagnosis and fault management.

      In addition to the integrated network management application, in 1996 the Company began shipping Provisioning Server, Bulk Stats Server, Accounting Server and modules for CascadeView, which are a series of management servers that allow network service providers to continue to scale the management of their networks just as they scale the connectivity to these networks. Each server module provides an enhanced functional version of the software that is part of the integrated CascadeView application.

Markets and Customers

      The Company markets its products and services directly to public service providers, including Interexchange Carriers ("IXCs"), Local Exchange Carriers ("LECs"), RBOCs and Competitive Access Providers ("CAPs") in the U.S., Postal Telephone and Telegraph ("PTTs") and Other Licensed Operators ("OLOs") internationally, and Internet Service Providers ("ISPs") and Value Added Network providers ("VANs") worldwide. The Company's products and services are also sold to private network managers on a worldwide basis either directly or via partners of the Company, including Original Equipment Manufacturers ("OEMs"), system integrators and international distributors. At December 31, 1996, Cascade's direct sales organization maintained eighteen offices throughout the United States and ten offices internationally. Direct and indirect sales to international customers accounted for 19%, 16%, and 20% of the Company's total sales for the years ended December 31, 1996, 1995 and 1994, respectively. See note J of the notes to the consolidated financial statements. During the year ended December 31, 1996, sales to no one single customer exceeded 10% of revenue. In 1995, sales to Bell Atlantic and U.S. West, Inc. accounted for 12% and 17% of revenue, respectively. In 1994, sales to BellSouth Corporation and U.S. West, Inc. accounted for approximately 12% and 11% of revenue, respectively.

Competition

      The market for WAN communications products is intensely competitive and is subject to rapid technological change. Although to date the Company has experienced significant success against competitive product offerings, the Company expects competition to increase significantly in the future. To date, the Company has faced significant competition in the Frame Relay market from StrataCom, Newbridge Networks, and Nortel. However, in early 1996, Cisco Systems Inc. ("Cisco") acquired StrataCom, and as such, represents even greater competition to the Company. With the Company's entrance in the ATM WAN backbone market in 1996, the Company has begun to compete with additional industry participants, including Bay Networks, Fore Systems and General Datacom. With the introduction of the AX product family in 1996, Cascade now also competes in the remote access concentrator portion of the wide area network marketplace. Competitors in this segment of the market include Cisco, Ascend Communications, U.S. Robotics, Shiva and Nortel.

      The principal competitive factors in the market for switching products are breadth of network services supported, conformance to industry standards, price per port, performance, product features, network management capabilities, reliability and customer support. The Company believes it presently competes favorably in all of these areas. However, many of the Company's current and potential competitors have substantially greater financial, marketing and technical resources than the Company. As such, significant success by any one of them in the Company's markets could have an adverse effect upon the Company's business.

Backlog

      Because of the generally lengthy and unpredictable sales cycle involved in selling to public service providers, the generally short time period between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which can be made without significant penalty), the Company does not believe that its backlog as of any particular date is necessarily indicative of actual revenue for any future period.

Research and Product Development

      The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Management believes that the Company's future success depends in large part upon its ability to continue to enhance existing products and develop new products that maintain technological competitiveness. The Company intends to make substantial investments in product and technology development and continues to participate in the development of industry standards. Extensive product development input is obtained through the comments and suggestions of customers and prospective customers and through the Company's participation in industry organizations and standards-development bodies, such as the ATM Forum, the Frame Relay Forum and the SMDS Interest Group. In 1996, the Company announced several new products, including remote access and ATM as well as enhancements to the B-STDX and STDX product families.

      The Company is focusing development efforts on expanding the protocol capabilities of its products, expanding its network management capabilities, providing additional interface capabilities, supporting additional industry standards and adding higher capacity platforms to the product family. During the years ended December 31, 1996, 1995 and 1994, research and development expenditures were approximately $53.4 million, $20.7 million and $7.4 million, respectively.

Customer Support and Service

      Cascade installs, maintains and supports products sold directly in the United States with the Company's service and support personnel. The Company's resellers generally provide installation, maintenance and support to their customers. The Company also has agreements with several third party vendors to provide worldwide service and support for all of the Company's products. The Company's Technical Assistance Center ("TAC") will continue to be the first point of contact for all customer problem resolution. If TAC determines that a customer has a hardware problem, a third party representative will be dispatched to the customer site. The vendors also carry Cascade products locally at selected supply centers. All software problems will continue to be resolved by TAC.

      The Company generally warrants its software products for 90 days upon shipment. During this 90 day warranty period, the Company will investigate all reported problems and will endeavor to provide a solution. The Company generally warrants its hardware products for 12 months. During such warranty period, the Company endeavors to take action to repair or replace failed components within 24 hours of notification. The Company has experienced no significant customer returns and has accrued for expected warranty costs.

Manufacturing

      Cascade's manufacturing activities are conducted in its Boxborough, Massachusetts facility. These activities consist primarily of material planning and procurement, testing, burn-in, final assembly and quality assurance. The Company uses several third-party contract manufacturers to perform printed circuit board assembly, in-circuit testing and product repair. In January 1995, the Company received ISO 9001 certification. The Company significantly increased manufacturing capacity in 1996 through expansion of its outsourcing relationships and the expansion of its own facilities.

      The Company generally uses components available from multiple suppliers. Certain components are, however, available only from single or limited sources. Cascade has no supply commitments from its vendors and generally procures products on a purchase order basis as opposed to entering into long term procurement agreements. The inability of the Company or its third-party contract manufacturers to obtain certain components could cause a delay in the shipment of certain products. This could have a material, adverse affect on the Company's operating results. The Company believes that its inventory levels of these components are adequate for current forecasted demand.

Proprietary Rights

      The Company has a number of patent applications that are currently pending for certain of its existing products and currently relies on a combination of contractual rights, trade secrets and copyrights to protect its proprietary rights. Although the Company intends to apply for additional patents in the future, there can be no assurance that the Company's intellectual property protection will be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology.

      The Company currently licenses certain hardware and software technology from third parties and plans to continue to do so in the future. While it may be necessary in the future to seek or renew licenses with third parties, the Company believes based upon past experience and standard industry practice that such licenses could be obtained on commercially reasonable terms.

Employees

      As of December 31, 1996, the Company employed a total of 833 persons. None of the Company's employees are represented by a collective bargaining agreement and the Company's believes that its relations with employees are good.

ITEM 2.    FACILITIES

      The Company's corporate headquarters are located in an 80,000 square foot facility in Westford, Massachusetts. This facility accommodates corporate administration, marketing, sales and customer support. The Company occupies this space under a five and one-half year lease which expires in March 1999 with an option to extend the term of the lease for an additional three years at a rate equivalent to 95% of the then current market rate for similar space in the area.

      The Company's development activities are located in a 97,500 square foot facility in Westford, Massachusetts. The Company occupies this space under a two and one-half year sub-lease which expires in November 1997. The Company's manufacturing activities are located in a 103,000 square foot facility in Boxborough, Massachusetts. The lease expires in March 1999 and the Company has a option to renew the lease for an additional three years.

      The Company entered into a lease for a 279,000 square foot facility in Westford, Massachusetts to expand its development activities. The Company expects to begin occupying this space in early 1997. The lease expires in March 2009 with an option to extend the lease for up to three successive five year periods at the current market rate for similar space in the area, as defined in the lease which is filed herein as Exhibit 10.25.

      The Company also leases on a short-term basis various sales office space, including space in the metropolitan areas of: Atlanta, Chicago, Dallas, Minneapolis, New York, Philadelphia, San Francisco and Washington D.C. as well as international sales offices in Brazil, Canada, China, Germany, France, Great Britain, Japan, Singapore and Spain. The Company expects that it will continue to acquire additional office space in 1997 to meet expected growth in its domestic and international customer base.

ITEM 3.    LEGAL PROCEEDINGS

         In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is not currently determinable, management believes that the ultimate outcome will not have a material adverse effect on the Company's results of operations or its financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CSCC". The following table sets forth the high and low bid information as reported on the Nasdaq National Market for the last two fiscal years. All share prices have been restated to reflect the following stock splits in the form of stock dividends: a two-for-one in June 1995, a three-for-two in February 1996 and a two-for-one in May 1996. Such information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:


---------------- ---------- ----------     --------------- ---------- ----------
    1995           High        Low            1996           High        Low
---------------- ---------- ----------     --------------- ---------- ----------
First Quarter    $ 12.54    $  9.54        First Quarter   $ 46.38    $ 20.42
Second Quarter     15.42      10.13        Second Quarter    68.50      39.75
Third Quarter      17.42      13.00        Third Quarter     83.38      46.25
Fourth Quarter     30.83      13.75        Fourth Quarter    91.25      54.88

      As of December 31, 1996, the Company had approximately 625 stockholders of record. This number does not include stockholders for whom shares were held in a "nominee" or "street name". The Company has not paid cash dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future operations and therefore does not intend to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial information presented below is derived from the consolidated financial statements of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

Selected Consolidated Financial Data
(in thousands, except per share data)

--------------------------------------------------------------------------------
                                             Year Ended December 31,
                                 1996       1995     1994      1993     1992
--------------------------------------------------------------------------------
Consolidated Statement of
  Operations Data:
Revenue                        $ 340,976  $ 134,834  $ 50,060  $ 6,960  $   816
Income (loss) from operations    110,282     38,078    10,317   (2,720)  (3,224)
Net income (loss)              $  70,779  $  25,410  $  9,266  $(2,613) $(3,145)
--------------------------------------------------------------------------------
Earnings per share:

Net income (loss) per
   common share                $    0.72  $    0.28  $   0.11  $ (0.12) $ (0.14)
Net income (loss) per
  common share -
  supplementary basis (1)      $    0.72  $    0.28  $   0.11  $ (0.04) $ (0.06)
--------------------------------------------------------------------------------
Consolidated Balance Sheet
  Data:
Working capital                $ 184,564  $ 69,187   $ 46,308  $ 10,266 $ 5,703
Total  assets                    270,261   111,859     65,763    16,070   6,709
Long term obligations,
  excluding current portion            -         -          -       256     113
Redeemable convertible
  preferred stock                      -         -          -    18,269  10,408
Total stockholders' equity
  (deficit)                    $ 219,783  $ 86,306   $ 52,479  $ (6,841)$(4,235)
--------------------------------------------------------------------------------

(1) Net income (loss) on a supplementary basis assumes the conversion of all previously outstanding preferred stock at the time of original issuance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment and Risk Factors.

      The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein as well as the section below under the heading "Risk Factors That May Affect Future Results". The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies, activities of competitors, timing of product shipments and uncertain business conditions that affect the data networking industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

      With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors That May Affect Future Results," as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

Results of Operations

      In 1996, the Company continued to increase profitability with net income of $70.8 million on revenue of $341.0 million. This compares with a net income and revenue of $25.4 million and $134.8 million, respectively, in 1995. The Company reported net income of $9.3 million on revenue of $50.1 million in 1994. The following table sets forth for the periods indicated the percentage of revenue represented by certain items reflected in the Company's consolidated statements of income:


-------------------------------------------------------- ----------------------
                                      Year Ended December 31,
                                   1996            1995              1994
--------------------------------------------------- ---------------------------
Revenue                           100.0%           100.0%            100.0%
Cost of revenue                    35.1             36.0              38.2
-------------------------------------------------------------------------------
Gross profit                       64.9             64.0              61.8
-------------------------------------------------------------------------------
Operating expenses:
      Research and development     15.7             15.3              14.7
      Sales and marketing          13.1             15.3              21.1
      General and administrative    3.8              5.1               5.4
-------------------------------------------------------------------------------
Total operating expenses           32.6             35.7               41.2
-------------------------------------------------------------------------------
Income from operations             32.3             28.3               20.6
Interest income                     1.6              2.4                1.6
-------------------------------------------------------------------------------
Income before income taxes         33.9             30.7               22.2
Provision for income taxes         13.1             11.8                3.7
-------------------------------------------------------------------------------
Net income                         20.8%            18.9%              18.5%
-------------------------------------------------------------------------------

Revenue

      The Company's revenue increased 153% to $341.0 million in 1996, as compared with 1995 revenue of $134.8 million. Revenue in 1994 was $50.1 million. The Company believes that the increase in revenue is primarily attributable to the growth in the broadband packet equipment market, market acceptance of the Company's products and new product introductions by the Company. Revenue from the Company's Frame Relay products represented a substantial portion of revenue over each period presented. Additionally, in 1996 the Company introduced the CBX 500, an ATM product, which accounted for approximately 11% of revenue. To date, most of the Company's customers have been public carriers and internet service providers which have been migrating to higher speed network access products such as Frame Relay and ATM.

      Direct and indirect international sales accounted for approximately 19%, 16% and 20% of revenue for 1996, 1995 and 1994, respectively. The dollar increase in international sales is primarily attributable to continued sales growth in the Americas, Pacific Rim and European markets as well as the expansion of the Company's international presence. In 1996, the Company established sales offices in Brazil, China, France, Singapore and Spain and increased its sales and marketing personnel in existing sales offices. The Company intends to increase its presence internationally and expects that international sales will continue to be a significant portion of the Company's business, but may fluctuate as a percentage of revenue. To date, the Company's international sales have been denominated in U.S. currency; however, if this were to change, the Company would be subject to exchange rate fluctuations.

Gross Profit

      Gross profit increased to 64.9% of revenue or $221.5 million in 1996 compared to 64.0% of revenue in 1995 and 61.8% of revenue in 1994. The continued improvement in gross profit as a percentage of revenue was due to manufacturing efficiencies from high volume production of the Frame Relay products, somewhat offset by the initial manufacturing costs associated with new products. In future periods, gross profit will vary depending upon a number of factors, including the channels of distribution, the mix of products as well as manufacturing and component costs. As the Company introduces new products, it is possible that such products may have a lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of revenue may vary.

Research and Development

      In 1996, research and development expenses were $53.4 million or 15.7% of revenue, compared to $20.7 million and $7.4 million or 15.3% and 14.7% of revenue for 1995 and 1994, respectively. The expense increase was due principally to the addition of personnel, depreciation of capital expenditures and prototype development, design and testing. Expenses were incurred for the following research and development projects including: the expansion into the remote access market, completion of the Company's CBX 500 ATM product and enhancements to the Company's Frame Relay products. The Company considers product development expenditures to be critical to future revenue and expects to increase spending in absolute dollars while such expenditures as a percentage of revenue may vary. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below.

Sales and Marketing

      The Company's sales and marketing expenses increased to $44.7 million in 1996 from $20.6 million in 1995 and $10.5 million in 1994. These expenses decreased as a percentage of revenue to 13.1% in 1996 from 15.3% in 1995 and 21.1% in 1994. The increase in dollars spent was due to the addition of personnel, commissions associated with revenue growth, expansion of domestic and international sales offices and product promotional expenses. The Company expects to increase spending in 1997 as part of its effort to increase international revenue and expand the markets for its products. These expenses may vary as a percentage of revenue.

General and Administrative

      General and administrative expenses increased to $13.1 million in 1996 from $7.0 million in 1995 and $2.7 million in 1994. These expenses decreased as a percentage of revenue to 3.8% in 1996 from 5.1% in 1995 and 5.4% in 1994. The increase in dollars spent reflects increased administrative, legal and information technology costs incurred to support the Company's expanded operations. The Company expects that administrative expenses will increase in absolute dollars, but may vary as a percentage of revenue in the future.

Interest Income

      Interest income increased to $5.3 million or 1.6% of revenue in 1996 from $3.2 million or 2.4% of revenue for 1995 and $781,000 or 1.6% of revenue in 1994. The increase in 1996 and 1995 was attributable to interest income earned on cash generated from operations and notes receivable.

Provision for Income Taxes

      The Company's effective tax rate was 38.8%, 38.5% and 16.5% in 1996, 1995 and 1994, respectively. The differences between the statutory federal income tax rate and the Company's effective tax rate are principally due to state income taxes, available research and experimentation credits and the benefit of the Company's foreign sales corporation. The 1996 provision reflects certain merger costs that are nondeductible for tax purposes. In the absence of such expenses, the effective tax rate for 1996 would have been 38.5%. The 1994 provision reflected the Company's utilization of all available net operating loss carryforwards and tax credits.

Liquidity and Capital Resources

      At December 31, 1996, the Company had cash, cash equivalents and marketable securities of $112.3 million, an increase of $51.7 million from the prior year. The Company has continued to fund its operations primarily through cash flows generated from operations and the proceeds from the sale of its Common Stock through its employee stock purchase and option plans.

      Cash generated from operations was $62.0 million in 1996. This was primarily generated from net income, the tax benefits related to disqualifying dispositions of shares upon exercise of stock options and increased current liabilities, offset by increased accounts receivable and inventory balances. Accounts receivable increased by $62.0 million primarily due to the increase in revenue and the timing of orders. Inventory balances increased by $11.7 million to meet the demand for the Company's existing products and the desired lead times as well as anticipated demand for new product introductions, including the CBX 500 and remote access products. The Company believes that inventory balances are likely to increase in future periods to support customer demands and new product introductions. The increase of $24.9 million in current liabilities was due primarily to increases in accounts payable, deferred revenue, warranty costs and the general increase in business activity.

      Investment activities in 1996 included capital expenditures of $32.3 million. Capital investments include improvements to the Company's facilities, the purchase of engineering development equipment and the information technology necessary to support the rapid growth of the Company's business. Net purchases of marketable securities were $8.8 million. The purchases of marketable securities were placed in U.S. Government obligations and highly rated commercial paper. In 1996, the Company received proceeds of $11.2 million from the sale of its Common Stock through its employee stock purchase and option plans. The remaining proceeds received by the Company relate primarily to proceeds received by Arris for the sale of its preferred stock prior to the Company's acquisition of Arris.

      The Company believes that its existing cash, cash equivalents and marketable securities, along with anticipated funds from operations, will satisfy the Company's working capital and capital expenditure needs at least through 1997.

Acquisitions

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

     On January 28, 1997, Cascade completed its acquisition of Sahara, a privately held developer of scalable, high-speed broadband access products located in Wallingford, Connecticut, by means of a merger of a wholly-owned subsidiary of Cascade with and into Sahara. As a result of the Merger, Sahara became a wholly-owned subsidiary of Cascade. Cascade issued approximately 3.4 million shares of Cascade Common Stock in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade Common Stock.

      The acquisition will be accounted for under the purchase method of accounting. Accordingly, the purchase price of $219 million was allocated to the net assets acquired based upon their estimated fair market values. The estimated fair value of the tangible assets acquired was $4 million. In addition, $215 million of the purchase price was allocated to in-process research and development  that  has not  reached  technological  feasibility  and that has no alternative  future use. No  completed  technology  was  purchased as Sahara has brought no products to market and no development project has reached technological feasibility. The estimated costs to complete the technology are approximately $4 million.

Risk Factors That May Effect Future Results

      As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. The Company makes forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Thus, some of the statements, including without limitation statements relating to new product development, expansion of operations, international expansion and growth in the market for WAN data communication services, are forward looking, and involve a number of risks and uncertainties. In addition, Cascade identifies the following risk factors which could affect the Company's actual results and could cause actual results to differ materially from forward-looking statements. The Company's future results remain difficult to predict and may be affected by a number of factors including business conditions within the telecommunication industry; timing of orders from, and shipments to, customers; the timing of new product introductions; and the market acceptance of those products; factors associated with international operations; increased competition; changes in manufacturing costs; changes in world economic conditions; changes in the mix of product sales; the rate of end user adoption and carrier and private network development of WAN data communications services and the risks identified in the following risk factors. Because of these and other factors, past financial performance should not be considered an indicator of future performance.

Difficulty of Integrating Acquired Businesses

      The Company acquired Arris in May 1996 and Sahara in January 1997. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be successfully integrated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. There can be no assurance that any acquired products, technologies or businesses will contribute significantly to the Company's sales or earnings, that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other factors. If the Company is not successful in the integration of such acquired businesses, there could be an adverse impact on the financial results of the Company. The historical growth of the computer networking industry, coupled with critical time-to-market factors, has caused increased competition and consolidation. As a result, there has been a significant increase in the acquisition value of computer networking companies. Therefore, acquisitions are more likely to result in values that are material to the Company's operations. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future.

Fluctuations in Revenue and Operating Results

      The growth rates recently experienced by the Company are not necessarily indicative of the operating results for any future periods. The Company's operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; changes in the mix of product sales; the rate of end user adoption and carrier and private network development of WAN data communications services; factors associated with international operations; and changes in world economic conditions.

Evolving Market

      The Company's success will depend in part on the growth in the broadband packet equipment market. The market for these services continues to evolve, and there are a number of competing technologies providing these services. Regulatory policies affecting the telecommunications industry in the United States and internationally are likely to continue to have a significant impact on pricing and demand for both voice and data communications products and services. There can be no assurance whether, and at what rate, end user demand will develop for these services or that public carriers or private networks will continue to adopt the Company's products and technology to implement these services.

Management of Growth

      The Company is currently experiencing a period of rapid growth which has placed, and could continue to place, a significant strain on the resources. In order to support the growth of its business, the Company plans to significantly expand its level of operations during 1997. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected.

Timing of Product Orders and Shipments

      One of the risks which may affect the Company's operating results is the fact that a substantial portion of the Company's revenue in any period may result from shipments during the latter part of a period. Because revenue in any quarter may be substantially dependent on orders booked and shipped in that quarter, particularly in the latter part of that quarter, revenue for any future quarter may be difficult to predict. Since the Company's operating expense levels are based on its operational goals, if orders and shipments in any period do not meet such goals the Company's operating results are likely to be adversely affected. As a result, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance.

Dependence on Key Employees

      The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with its key personnel. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled hardware and software engineers, management and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

      The market for wide area network and remote access communications products is intensely competitive and is subject to rapid technological change. The Company expects competition to increase significantly in the future from existing competitors and a number of companies which may enter the Company's existing or future markets. In addition to competition from other switch and remote access providers, the Company expects to face competition from other vendors in the networking market such as network router vendors, who may incorporate switching functionality into their products or provide alternative network solutions. Increased competition could adversely affect the Company's revenue and profitability through price reductions and loss of market share. The principal competitive factors in the market for switching products are breadth of network services supported, conformance to industry standards, price per port, performance, product features, network management capabilities, reliability and customer support. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales and marketing resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

Third Party Manufacturing

      The Company relies on a variety of independent third party assembly companies to perform printed circuit board assembly, in circuit test and product repair. There can be no assurance that in the future the Company's independent contractors will be able to meet the Company's demand for manufacturing capacity in a cost-effective manner. In the event that the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until the Company established sufficient manufacturing supply from alternative sources.

Dependence on Sole Source Suppliers

      Some key components of the Company's products are currently available only from single sources. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for components in a timely and cost-effective manner. The Company generally purchases these single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with the suppliers. In addition, the availability of many of these components to the Company is dependent in part on the ability of the Company or its subcontractors to provide the suppliers with accurate forecasts of future requirements. The Company has generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components.

Technological Change

      The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures, and frequent new product introductions. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of the Company's products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that the Company will be able to respond effectively to technological changes, new standards or product announcements by competitors. The timely availability of new products and enhancements, and their acceptance by customers are important to the future success of the Company. Delays in such availability or a lack of market acceptance could have an adverse affect on the Company.

Customer Concentration

      The Company's customer base includes public carrier providers and ISPs, many of whom generally require product vendors to comply with rigorous industry standards. Any failure to comply with such standards may result in a significant loss or reduction of sales. The Company has diversified its customer base over time; however, in recent periods, certain customers have accounted for over 10% of the Company's revenue. In 1995, sales to two customers accounted for approximately 17% and 12% of revenue. In 1994, sales to two customers accounted for approximately 12% and 11% of revenue. No other customer accounted for more than 10% of revenue in 1996, 1995 or 1994. There can be no assurance that these customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. A decline in demand from public network carriers would have an adverse effect on the Company's operating results.

International Operations

      Direct and indirect international sales accounted for approximately 19%, 16% and 20% of revenue for 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenue. The Company's international sales are subject to risks inherent in foreign operations including unexpected changes in regulatory requirements, tariffs or other barriers and potentially negative tax consequences. In addition, sales of the Company's products in international markets are heavily dependent on third-party distribution channels. To date, the Company's international sales have been denominated in U.S. currency; however, if this were to change, the Company would be subject to exchange rate fluctuations.

Uncertainties Regarding Patents and Protection of Proprietary Technology

      The Company's success will depend, to a large extent, on its ability to protect its proprietary technology. The Company has a number of patent applications that are currently pending for certain of its existing products and currently relies on a combination of contractual rights, trade secrets and copyrights to protect its proprietary rights. Although the Company intends to apply for additional patents in the future, there can be no assurance that the Company's intellectual property protection will be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. The Company currently licenses certain hardware and software technology from third parties and plans to continue to do so in the future. The Company attempts to ensure that its products and processes do not infringe patents and other proprietary rights, but there can be no assurance that such infringement may not be alleged by third parties in the future. If infringement is alleged, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

Possible Volatility of Stock Price

      The market price of the Company's Common Stock has increased significantly since the Company's initial public offering in July 1994, and has experienced fluctuations during this period. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, challenges associated with integration of businesses and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:

      Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1996 and 1995

        Consolidated Statements of Income for the years ended
             December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the years ended
             December 31, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

Cascade Communications Corp.
Consolidated Balance Sheets
(in thousands, except share data)
==============================================================================
                                                    December 31,
                                              1996                   1995
------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents            $   98,399             $   55,474
     Marketable securities                    13,920                  5,120
     Accounts receivable, net of allowance
       for doubtful accounts of $632 in 1996
       and $302 in 1995                       81,949                 19,910
     Notes receivable                          1,750                  1,548
     Inventories                              19,303                  7,645
     Deferred income taxes                     8,300                  4,262
     Prepaid expenses                         11,421                    781
------------------------------------------------------------------------------
Total current assets                         235,042                 94,740
Property and equipment, net                   33,012                 13,980
Other assets                                   2,207                  3,139
------------------------------------------------------------------------------
Total assets                               $ 270,261              $ 111,859
------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                     $   17,555             $    6,771
     Deferred revenue                          9,038                  1,585
     Accrued expenses                         23,885                 12,197
     Accrued income taxes                          -                  5,000
------------------------------------------------------------------------------
Total current liabilities                     50,478                 25,553

Commitments and contingencies (Notes F and K)

Stockholders' equity:
  Preferred stock, $.01 par value;
     authorized 2,000,000 shares;
     no shares issued or outstanding              -                       -
  Common stock, $.001 par value;
     authorized 225,000,000 shares;
     90,154,507 and 83,781,082 shares
     issued and outstanding in
     1996 and 1995, respectively                  90                     84
  Additional paid-in capital                 121,809                 58,397
  Retained earnings                           97,884                 27,825
------------------------------------------------------------------------------
Total stockholders' equity                   219,783                 86,306
------------------------------------------------------------------------------
Total liabilities and stockholders' equity $ 270,261              $ 111,859
------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


Cascade Communications Corp.
Consolidated Statements of Income
(in thousands, except per share data)


------------------------------------------------------------------------------
                                           Year Ended December 31,
                                  1996            1995            1994
------------------------------------------------------------------------------
Revenue                       $ 340,976       $ 134,834        $ 50,060
Cost of revenue                 119,519          48,563          19,113
------------------------------------------------------------------------------
   Gross profit                 221,457          86,271          30,947

Operating expenses:
   Research and development      53,378          20,651           7,384
   Sales and marketing           44,687          20,587          10,547
   General and administrative    13,110           6,955           2,699
------------------------------------------------------------------------------
   Total operating expenses     111,175          48,193          20,630
------------------------------------------------------------------------------
Income from operations          110,282          38,078          10,317
Interest income                   5,307           3,238             781
------------------------------------------------------------------------------
Income before income taxes      115,589          41,316          11,098
Provision for income taxes       44,810          15,906           1,832
------------------------------------------------------------------------------
Net income                    $  70,779      $   25,410       $   9,266
------------------------------------------------------------------------------

Net income per common share   $    0.72      $     0.28       $    0.11
------------------------------------------------------------------------------
Weighted average number of
 common and common equivalent
 shares outstanding              97,767          91,220          81,074
------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.



Cascade Communications Corp.
Consolidated Statements of Cash Flows
(in thousands)

------------------------------------------------------------------------------

                                                      Year Ended December 31,
                                                 1996        1995         1994
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                 $ 70,779    $ 25,410    $  9,266
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization              13,662       5,503       1,651
     Deferred income taxes                      (4,875)     (3,051)     (1,447)
     Issuance of Common Stock in exchange
     for consulting services                         -           -          40
     Tax benefits related to stock options
        exercised                               40,272       6,143         700
Changes in operating assets and liabilities:
     Accounts receivable                       (62,039)    (11,683)     (5,901)
     Notes receivable                            1,556      (3,967)       (238)
     Inventories                               (11,658)        292      (3,177)
     Prepaid expenses                          (10,640)       (441)       (264)
     Accounts payable                           10,784       2,027       1,367
     Accrued income taxes                       (5,000)      2,986       2,014
     Accrued expenses and deferred revenue      19,141       7,256       5,787
-------------------------------------------------------------------------------
Net cash provided by operating activities       61,982      30,475       9,798
-------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment       (32,334)    (13,529)     (6,282)
     Purchases of marketable securities        (27,200)    (36,029)    (19,598)
     Proceeds from maturities of marketable
      securities                                18,400      45,630       4,876
     Cash acquired from Arris pooling            4,538           -           -
     Decrease (increase) in other assets            11        (206)        (71)
-------------------------------------------------------------------------------
Net cash used in investing activities          (36,585)     (4,134)    (21,075)
-------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of Common Stock, net              17,528       2,274      31,046
     Payments of notes payable, net                  -           -       (526)
-------------------------------------------------------------------------------
Net cash provided by financing activities       17,528       2,274      30,520
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents       42,925      28,615      19,243
Cash and cash equivalents, beginning of year    55,474      26,859       7,616
-------------------------------------------------------------------------------
Cash and cash equivalents, end of year        $ 98,399    $ 55,474    $ 26,859
-------------------------------------------------------------------------------

Supplemental cash flow information:
     Income taxes paid                        $ 20,175    $  9,828    $    564
     Interest paid                                   -           -    $     62
-------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

Cascade Communications Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

                      Common Stock        Additional  Retained  Total
                      Number of $ .001    Paid- in    Earnings  Stockholders'
                      Shares    Par Value Capital     (Deficit) Equity (Deficit)
-------------------------------------------------------------------------------
Balance, December 31,
  1993                  8,828,850  $   9   $     2   $ (6,851)  $   (6,840)

Issuance of Common
  Stock, net           13,830,000     14    31,056          -        31,070
Exercise of stock
  options and warrants    739,350      1        14          -            15
Conversion of redeemable
  preferred stock      58,089,540     58    18,210          -        18,268
Tax benefits relating
  to stock options
  exercised                     -      -       700          -           700

Net income                      -      -          -      9,266        9,266

-------------------------------------------------------------------------------
Balance, December 31,
 1994                   81,487,740    82    49,982       2,415       52,479
Exercise of stock
 options and warrants    2,293,342     2     2,272           -        2,274
Tax benefits relating
 to stock options
 exercised                      -      -     6,143           -        6,143
Net income                      -      -        -       25,410       25,410
-------------------------------------------------------------------------------
Balance, December 31,
  1995                  83,781,082    84    58,397      27,825       86,306
Pooling of interests
  with Arris             2,542,639     2     5,616       (720)        4,898
-------------------------------------------------------------------------------
Balance, as restated    86,323,721    86    64,013      27,105       91,204
-------------------------------------------------------------------------------
Issuance of Common
  Stock, net               633,927     1     6,309           -        6,310
Exercise of stock
  options                3,196,859     3    11,215           -       11,218
Tax benefits relating
  to stock options
  exercised                      -     -    40,272           -       40,272
Net income                       -     -         -      70,779       70,779
-------------------------------------------------------------------------------
Balance, December 31,
 1996                   90,154,507 $  90 $ 121,809    $ 97,884    $ 219,783
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Communications Corp.
Notes to Consolidated Financial Statements

A.    Nature of Business

      Cascade Communications Corp. (the "Company") was incorporated in Delaware on October 16, 1990. The Company designs, develops, manufactures, markets and supports a family of high performance multi-service wide area network switches.

B.    Summary of Significant Accounting Policies

Basis of Presentation

      Certain prior year amounts have been reclassified to be consistent with current year presentation.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Transaction and translation gains and losses are immaterial for all years presented.

Acquisition

      On May 3, 1996, the Company acquired Arris Networks, Inc. ("Arris"), a developer of high performance remote access technology for carrier class networks, for approximately 3.2 million shares of its Common Stock. The Company also assumed all outstanding Arris options to purchase approximately 242,000 shares of the Company's Common Stock. The combination was accounted for as a pooling of interests. The operating expenses of Arris from December 31, 1995 to the acquisition date are immaterial to the combined operations. The accompanying financial statements for periods prior to December 31, 1995 do not include the amounts for this acquisition as they were deemed to be immaterial.

Cash, Cash Equivalents and Investments

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments include high grade commercial paper and short-term U.S. Government securities. Investments are classified as available-for-sale to support current operations or to take advantage of other investment opportunities. These securities are stated at cost plus accrued interest which approximates fair market value and mature within one year. The following table summarizes cash equivalents and investments held at December 31, 1996 and 1995:

--------------------------------- ------------------- -------------------
(in thousands)                                  1996                1995

--------------------------------- ------------------- -------------------
Commercial paper                          $   91,863            $ 35,537
U.S. Government securities                     8,926              20,261
--------------------------------- ------------------- -------------------
                                           $ 100,789            $ 55,798
--------------------------------- ------------------- -------------------

Revenue Recognition

      Revenue from product sales is generally recognized at the time of shipment or, for certain initial shipments of new products, upon customer acceptance, when collectibility is reasonably assured. The Company records reserves for anticipated product returns and warranty costs at the time of product shipment. Revenue from service agreements, consisting primarily of one-year equipment maintenance contracts, is recognized ratably over the term of the agreements. Revenue from customer funded contracts is generally recognized on the percentage of completion method of accounting.

Cascade Communications Corp.
Notes to Consolidated Financial Statements

Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash investments and accounts receivable. The Company places its investments in highly rated commercial paper and high credit quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company generally does not require collateral and historically has not experienced significant losses on trade receivables.

Inventories

      Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost. The Company provides for depreciation by using the straight-line method over the estimated useful lives of the assets as follows:

------------------------------------------------------------------------------
    Asset Classification                    Estimated Useful Life
------------------------------------------------------------------------------

    Computer equipment                            2-3  years
    Office equipment                                5  years
    Furniture and fixtures                          5  years
    Leasehold improvements             Shorter of lease term
                                       or estimated useful life.
------------------------------------------------------------------------------

      Maintenance  and  repairs  are  charged  to  expense  as  incurred.   Upon
retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Research and Development

      Research and development costs are charged to expense as incurred. Capitalization of computer software costs begins upon the establishment of technological feasibility. The Company has not capitalized any such costs as eligible amounts were immaterial for all years presented.

Income Taxes

      Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory rates. A valuation allowance is recorded against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Use of Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cascade Communications Corp.
Notes to Consolidated Financial Statements

Manufacturing Risks

      The Company purchases certain components from suppliers who the Company believes are currently the only suppliers of such components that meets the Company's requirements. A failure by any such supplier to meet the Company's requirements for an extended period of time could adversely affect the Company's operating results until the Company established sufficient manufacturing supplies from alternative sources.

Net Income Per Common Share

      Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding. Fully diluted net income per common share is not presented as the dilutive effect is immaterial.

C.    Inventories

Inventories consist of:
                                                      December 31,
                                            ---------------- -----------------
(in thousands)                                    1996              1995
                                            ---------------- -----------------
Raw materials                                   $ 14,827           $ 5,095
Work-in-process                                      552               890
Finished goods                                     3,924             1,660
                                            ---------------- -----------------

                                                $ 19,303           $ 7,645
                                            ---------------- -----------------

D.    Property and Equipment

Property and equipment consist of:
                                                      December 31,
                                             ---------------- -----------------
(in thousands)                                      1996              1995
                                             ---------------- -----------------
Computer equipment                               $ 45,242          $ 17,969
Furniture and fixtures                              1,818             1,093
Office equipment                                    1,015               662
Leasehold improvements                              4,134             1,480
                                             ---------------- -----------------
                                                   52,209            21,204
Less accumulated depreciation and
  amortization                                     19,197             7,224
                                             ---------------- -----------------

                                                 $ 33,012          $ 13,980
                                             ---------------- -----------------

E.    Accrued Expenses

Accrued expenses consist of:
                                                       December 31,
                                             ---------------- -----------------
(in thousands)                                       1996              1995
                                             ---------------- -----------------
Accrued compensation                             $   5,442         $   2,276
Warranty costs                                       3,384             2,372
Other                                               15,059             7,549
                                            ---------------- -----------------
                                                  $ 23,885          $ 12,197
                                            ---------------- -----------------

Cascade Communications Corp.
Notes to Consolidated Financial Statements

F.    Commitments

      The Company rents its facilities and various sales offices under operating leases, some of which contain escalation clauses, through March 2009. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. In most cases management expects, in the normal course of business, leases that expire will be renewed or replaced by other leases.

      The approximate future minimum lease commitments under these leases at December 31, 1996 are as follows:

      1997                    $    3,962,000
      1998                         3,526,000
      1999                         2,523,000
      2000                         2,066,000
      2001                         2,066,000
      Thereafter                  14,804,000
                                  ----------
                                $ 28,947,000
                                  ----------

      Rental expense charged to operations was approximately $2,398,000, $1,187,000 and $338,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the Company had a letter of credit outstanding of $4,000,000 used as a deposit for commitments to construct certain leasehold improvements. The fair value of this letter of credit is estimated to be the same as the contract value based upon the nature of the arrangement with the issuing bank.


G.    Stockholders' Equity

Initial Public Offering

      On August 4, 1994, the Company completed its Initial Public Offering ("IPO") and sold an aggregate of 13,800,000 shares of Common Stock at $2.50 per share, resulting in net proceeds, after deducting underwriting discounts and expenses, of $31,030,000. In addition, upon the closing of the IPO all issued and outstanding shares of Series 1, 2, 3 and 4 Redeemable Convertible Preferred Stock were automatically converted into 58,089,540 shares of Common Stock in accordance with the underlying agreements.

Common Stock

      At the stockholder meetings of the Company in 1995 and 1996, the stockholders approved amendments to the Company's Articles of Organization to increase its authorized number of shares of Common Stock to 50,000,000 and 225,000,000 shares, respectively. The Company effected the following stock splits in the form of stock dividends: two-for-one in June 1995, three-for-two in February 1996 and two-for-one in May 1996. All share and per share data have been restated in these consolidated financial statements for all periods to reflect the stock splits. Prior to the merger, Arris issued redeemable convertible preferred stock for $6,310,000 that was converted into 633,927 shares of Cascade Common Stock.

Preferred Stock

      The Company is authorized to issue up to an aggregate of 2,000,000 shares of Preferred Stock, $.01 par value per share. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

Cascade Communications Corp.
Notes to Consolidated Financial Statements

H.    Employee Benefit Plans

Retirement Savings Plan

      During 1992, the Company adopted a Retirement Savings Plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan through payroll deductions within statutory limitations and subject to any limitations included in the 401(k) Plan. To date, the Company has made no contributions to the Plan.

Stock-Based Compensation Plans

      The Company has several stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for any options as none have been granted below fair value of the common stock. Had compensation cost for the stock-based compensation plans been determined based upon the fair value at the grant date for awards consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             ---------------- -----------------
                                                 1996              1995
                                              ---------------- -----------------

Net income             As reported              $ 70,779          $ 25,410
                       Pro forma                  49,870            22,198

Earnings per share     As reported              $   0.72          $   0.28
                       Pro forma                    0.52              0.25

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed a risk-free interest rate equal to approximately 6.46% and 5.44%, expected volatility 64% and 66%, zero dividend yields and expected lives of six years for 1996 and 1995 respectively. The average fair value of the options granted during 1996 and 1995 is estimated as $34.36 and $12.39, respectively on the date of the grant.

1991 Stock Option Plan

      The 1991 Stock Option Plan (the "Plan") provides for the issuance of incentive stock options and nonqualified stock options to purchase the Company's Common Stock. The Company may issue up to a maximum of 24,000,000 shares of its Common Stock pursuant to the exercise of options which may be granted under the Plan. All options granted under the plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. Options issued generally vest ratably over five years. The term of each option will be for a period of ten years from the date of grant.

Director Stock Option Plan

      The 1994 Non-Employee Director Stock Option Plan (the "Director Option Plan") provides for the grant of options to purchase a maximum of 720,000 shares of Common Stock of the Company to non-employee directors of the Company. Under the Director Option Plan, each director who is not also an employee of the Company received an option to purchase 90,000 shares of Common Stock, vesting in three equal annual installments commencing on the first anniversary of the date of grant.

      In addition, on the date of each annual meeting of stockholders, each director will receive an option to purchase 12,000 shares of Common Stock. All options granted under the plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant.

Cascade Communications Corp.
Notes to Consolidated Financial Statements

Arris Stock Plan

      In conjunction with the Arris merger, the Company assumed 242,000 outstanding options on May 3, 1996. These assumed options were granted at prices equal to the fair market value at the date of grant, become exercisable in installments (generally ratably over five years), and expire ten years from the date of grant. The Company does not intend to issue any additional options under the Arris stock option plan.

      The following table summarizes stock option activity for the above mentioned stock option plans:

------------------------------------------------- ---------------- ------------
                                   Number of      Weighted Average     Number
                                    Options        Exercise Price   Exercisable
------------------------------------------------- ---------------- ------------
Outstanding at December 31, 1993    7,550,976         $   0.03       1,439,029
------------------------------------------------- ---------------- ------------
  Granted                           3,595,260             3.90
  Exercised                          (561,360)            0.03
  Canceled                            (62,880)            0.47
------------------------------------------------- ---------------- ------------
Outstanding at December 31, 1994   10,521,996             1.35       2,643,924
------------------------------------------------- ---------------- ------------
  Granted                           5,165,274            18.31
  Exercised                        (2,050,350)            0.66
  Canceled                           (370,866)            3.55
------------------------------------------------- ---------------- ------------
Outstanding at December 31, 1995   13,266,054             7.99       3,501,660
------------------------------------------------- ---------------- ------------
 Granted                            2,903,885            53.27
 Exercised                         (3,083,721)            2.84
 Canceled                            (319,360)           22.61
------------------------------------------------- ---------------- ------------
Outstanding at December 31, 1996   12,766,858          $ 19.17         969,604
------------------------------------------------- ---------------- -----------
Options available for future grants 5,908,883


The following table summarizes information concerning currently outstanding and exercisable options:

-------------------------------------------------------------------------------
                                        Weighted
                                        Average      Weighted          Weighted
                                        Remaining    Average   Number  Average
Range of Exercise Prices   Number       Contractual  Exercise  Exerci- Exercise
                           Outstanding  Life         Price     sable   Price
-------------------------------------------------------------------------------
$   0.01 - $   0.03        2,974,228     5.85      $   0.02   245,300  $ 0.02
    0.13 -     9.29        2,628,643     7.45          3.39   329,982    3.27
   10.69 -    25.58        3,364,799     8.59         17.51   280,478   12.27
   27.00 -    58.50        2,631,029     9.14         37.10   113,844   29.72
$  60.63 - $  79.13        1,168,159     9.71      $  67.84         -  $    -
-------------------------------------------------------------------------------
                           12,766,858                         969,604
-------------------------------------------------------------------------------

1994 Employee Stock Purchase Plan

      The 1994 Employee Stock Purchase Plan (the "Plan") provides for the issuance of a maximum of 1,440,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. Each eligible employee may authorize payroll deductions up to 10% of their compensation (as defined) not to exceed a maximum of $25,000 per year. The purchase price under the Plan is 85% of the fair market value per share on the first or last day of the offering period (as defined), whichever is lower. During 1996 and 1995, 113,240 and 132,532 shares were issued under this Plan and 1,194,316 shares are reserved for future issuance.

Cascade Communications Corp.
Notes to Consolidated Financial Statements


I.    Income Taxes

      The provisions for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows:


                      ---------------- ------------------- --------------------
(in thousands)             1996                1995                 1994
                      ----------------- ------------------- --------------------

Current:
   Federal              $ 41,580            $ 16,741              $ 2,280
   State                   8,105               2,216                  999
                      ----------------- ------------------- --------------------
                          49,685              18,957                3,279
Deferred benefit:
   Federal                (4,388)             (2,694)              (1,266)
   State                    (487)               (357)                (181)
                      ----------------- ------------------- --------------------
                          (4,875)             (3,051)              (1,447)
                      ----------------- ------------------- --------------------
Provision for
  income taxes           $ 44,810            $ 15,906              $ 1,832
                      ----------------- ------------------- --------------------

           The following is a summary of the significant components of the Company's deferred tax assets as of December 31, 1996 and 1995:

                                      ----------------- ------------------
(in thousands)                            1996               1995
                                      ----------------- ------------------

Inventory reserves                       $ 5,151            $ 2,765
Warranty reserves                          1,303                949
Net operating loss carryforwards             765                  -
Compensation and vacation accruals           781                402
Accounts receivable reserve                  243                121
Other                                        822                 25
Depreciation                               1,073                236
                                      ----------------- ------------------
Total deferred tax  assets                10,138              4,498
Valuation allowance                         (765)                  -
                                      ----------------- ------------------
   Net deferred tax assets               $ 9,373            $ 4,498
                                      ----------------- ------------------

      The Company assumed a net operating loss carryforward of $1,986,000, as a result of the merger with Arris which expires in 2010. The amount of the deferred tax asset was offset by a full valuation allowance due the limitations imposed by the Internal Revenue Code affecting the realization of the deferred tax asset. Management believes that it is more likely than not that the deferred tax asset will not be realized.

      A reconciliation between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 1996,1995 and 1994 is as follows:

                                      ------------------------------------------
                                          1996          1995           1994
                                      ------------------------------------------
Statutory federal income tax rate        35.0%         35.0%          35.0%
State taxes, net of federal tax benefit   4.2           4.5            5.9
Utilization of net operating loss
   and credit carryforwards                 -            -           (21.9)
Foreign sales corporation benefit        (0.4)         (0.6)          (0.3)
Research and development tax credits     (0.6)         (0.7)          (2.6)
Other                                     0.6           0.3            0.4
                                      ------------------------------------------
   Effective tax rate                    38.8%         38.5%          16.5%
                                      ------------------------------------------

Cascade Communications Corp.
Notes to Consolidated Financial Statements

J.    Significant Customers and Export Sales

      The  Company is active in one  business  segment:  designing,  developing, manufacturing, marketing and supporting a family of high performance multi-service wide area network switches. In 1995, sales to the Company's two largest customers represented approximately 17% and 12% of revenue. In 1994, sales to the Company's two largest customers represented approximately 12% and 11% of total revenue. Export sales for the years ended December 31, 1996, 1995 and 1994 can be grouped in the following geographic areas.

                                          --------------------------------------
(in thousands)                                  1996         1995        1994
                                          --------------------------------------

Europe/Africa                                $ 27,401    $  11,713    $  6,297
North and South America (other than U.S.)      11,057        1,426         620
Pacific Rim/Asia                               18,541        8,375       2,896
                                           -------------------------------------
   Total                                     $ 56,999    $  21,514    $  9,813
                                           -------------------------------------

K.    Legal Matters

      In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is not currently determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or its financial position.

L.    Quarterly Results of Income (Unaudited)
      (in thousands, except per share amounts)

--------------------------------------------------------------------------------
Quarters ended                       Dec. 31    Sept. 28    June 29    March 30
                                        1996        1996       1996        1996
--------------------------------------------------------------------------------
Revenue                            $ 110,300    $ 94,207   $ 80,432    $ 56,037
Gross profit                          71,678      61,242     52,282      36,255
Income from operations                36,470      31,526     25,914      16,372
Net income                         $  23,395    $ 20,263   $ 16,686    $ 10,435
--------------------------------------------------------------------------------
Net income per common share        $    0.24    $   0.21   $   0.17    $   0.11
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Quarters ended                       Dec. 31    Sept. 30     July 1     April 1
                                       1995        1995       1995         1995

--------------------------------------------------------------------------------
Revenue                             $  46,204   $  36,015  $  29,109   $  23,506
Gross profit                           29,799      23,049     18,506      14,917
Income from operations                 13,899      10,072      7,866       6,241
Net income                          $   9,132   $   6,787  $   5,267       4,224
--------------------------------------------------------------------------------
Net income per common share         $    0.10   $    0.07  $    0.06   $    0.05
--------------------------------------------------------------------------------

M.    Subsequent Event

     On January 28, 1997, Cascade completed its acquisition of Sahara, a privately held developer of scalable, high-speed broadband access products located in Wallingford, Connecticut, by means of a merger of a wholly-owned subsidiary of Cascade with and into Sahara. As a result of the Merger, Sahara became a wholly-owned subsidiary of Cascade. Cascade issued approximately 3.4 million shares of Cascade Common Stock in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade Common Stock.

Cascade Communications Corp.
Notes to Consolidated Financial Statements

     The acquisition will be accounted for under the purchase method of accounting. Accordingly, the purchase price of $219 million was allocated to the net assets acquired based upon their estimated fair market values. The estimated fair value of the tangible net assets acquired was $4 million. In addition, $215 million of the purchase price was allocated to in-process research and development  that  has not  reached  technological  feasibility  and that has no alternative  future use. No  completed  technology  was  purchased as Sahara has brought no products to market and no development project has reached technological feasibility. The estimated costs to complete the technology are approximately $4 million.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Cascade Communications Corp.:


      We have audited the  accompanying  consolidated  balance sheets of Cascade
Communications Corp. as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cascade Communications Corp. as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                     COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 22, 1997,
except for Note M as to which
the date is January 28, 1997

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

      Not Applicable.
                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The information  concerning  directors of the Company  required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996 under the headings "Election of Directors" and "Occupations of Directors and Executive Officers."

Executive Officers

      The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996 under the heading "Occupations of Directors and Executive Officers."

Compliance with Section 16(a) of the Exchange Act

      The information concerning compliance with Section 16(a) of the Exchange Act required under this is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the headings "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996 under the headings "Stock
Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

                                                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  (1)           Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Income for the years ended
           December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Accountants


(a)  (2) Financial Statement Schedule.

         Report of Independent Accountants

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, not required or because the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(a)  (3)   List of Exhibits

Exhibit
 Number         Exhibit Description

   2.1     (h)  Agreement and Plan of Merger and Reorganization dated as of
                January 2, 1997 by and among the Company, Camel Acquisition Corporation and Sahara Networks, Inc.

   3.1     (a) Amended and Restated Certificate of Incorporation of the Company.

   3.2     (g)  Certificate of Amendment of Amended and Restated Certificate of
                Incorporation of the Company.

   3.3     (a)  Amended and Restated By-Laws of the Company.

   4.1     (a)  Specimen certificate representing the Common Stock.

  10.1   (b),(c)Amended and Restated 1991 Stock Plan, as amended.

  10.2   (a),(c)1994 Employee Stock Purchase Plan.

  10.3   (a),(c)1994 Non-Employee Director Stock Option Plan.

  10.8   (a),(c)Amended and Restated  Registration Rights Agreement dated as of August 19, 1992 by and among the Company and the Investors named therein, as amended by the Stock Purchase Agreement dated as of September 17, 1993 and as further amended by the Amendment thereto dated as of December 21, 1993.

  10.9   (a),(c)Letter of Employment dated March 12, 1992 between the Company and Daniel E. Smith.

  10.10   (a)   Letter  agreement  dated  August 4, 1993 between the Company and Fleet Bank of  Massachusetts,  N.A.,  as amended by the Loan
                Modification Agreement thereto dated as of April 30, 1994.

  10.11   (a)    Lease dated July 27, 1993 between  Westford  Office  Venture and the Company, as amended by the First Amendment thereto dated February 24, 1994.

  10.12    (a)  Joint Marketing Agreement with Cisco Systems, Inc. dated as of
                December 15, 1993.

  10.13    (a)  Source Code License Agreement with Cisco Systems, Inc. dated as of December 15, 1993.

  10.14    (a)  OEM Program license Agreement dated November 24, 1992 between the Company and Q900 Software (d/b/a Telenetworks).

  10.15    (a)  Manufacturing Agreement dated as of July 22, 1993 between the
                Company and SCI Systems, Inc.

  10.16    (a)  Software License Agreement dated September 22, 1992 between
                Software Components Group and the Company.

  10.17    (a)  Software License Agreement dated March 8, 1994 by and between the Company and WANDL, Inc.

  10.18    (a)  Software License Agreement dated February 10, 1992 between the
                Company and Hewlett-Packard Company.

  10.19    (a)  OSPF License Agreement dated September 9, 1991 between the
                Company and the University of Maryland.

  10.20    (d)  Second amendment to the lease dated July 27, 1993 between
                Westford Office Ventures and the Company dated July 27, 1994.

  10.21    (d)  Third amendment to the lease dated July 27, 1993 between
               Westford Office Ventures and the Company dated November 10, 1994.

Exhibit
 Number         Exhibit Description

  10.22    (d)  Master Lease Agreement with Performance Systems International,
                Inc. dated November 3, 1994.

  10.23    (e)  Sublease agreement dated April 26, 1995 between the Company and
                Digital Equipment Corporation.

  10.24    (f)  Fourth amendment to the lease dated July 27, 1993 between
                Westford Office Ventures and the Company dated December 1, 1995.


  10.25    (i)  Lease dated November 14, 1996 between0the Company and Nashoba
                View Associates, LLC

  11.1     (i)  Weighted Shares Used in Computation1of Earnings Per Share.

  21.1     (i)  Subsidiaries of the Company.

  23.1     (i)  Consent of Coopers & Lybrand L.L.P.

  27       (i)  Financial Data Schedule

-------------------------------------------------------------------------------
(a) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33- 79330) filed with the Securities and Exchange Commission (the "Commission") on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

(b) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 33- 93152) filed with the Commission on
      June 6, 1995.

(c) Indicates a management contract or any compensatory plan, contract or arrangement.

(d) Incorporated by reference to the corresponding exhibit previously filed as an Exhibit to Registrant's Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

(e) Incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended July 1, 1995.

(f) Incorporated by reference to the corresponding exhibit previously filed as an Exhibit to Registrant's Form 10-K filed for the fiscal year ended December 31, 1995 on March 1, 1996.

(g) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-06417) filed with the Commission on June 20, 1996.

(h) Incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 1997 and filed with the Commission on February 4, 1997.

(i)   Filed herewith.

(b)   Reports on Form 8-K

        (1)  The Company filed a current report on Form 8-K dated
             January 16, 1997 reporting the election of Gururaj Deshpande as the Chairman of the Board.

        (2) The Company filed a current report on Form 8-K dated January 28, 1997 reporting the acquisition by the Company of Sahara Networks, Inc., a Delaware corporation.

(c)   Exhibits
        The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14(a)(3) as set forth above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Cascade Communications Corp.:


      Our report on the consolidated financial statements of Cascade Communications Corp. is included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a)(2) in this Annual Report on Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                      COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 22, 1997

CASCADE COMMUNICATIONS CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A            Column B   Column C                     Column D    Column E
                                              Recoveries    Uncollect-  Balance
                    Balance At                For Accounts  ible        At End
Allowance For       Beginning  Provision For  Previously    Accounts    Of
Doubtful Accounts   Of Period  Bad Debt       Written Off   Written Off Period


Year Ended
 December 31, 1996 $ 302,089   $  335,202     $   -        $ (4,809)   $632,482

Year Ended
 December 31, 1995    75,000      238,500         -         (11,411)    302,089

Year Ended
 December 31, 1994    35,904      39,391          -            (295)     75,000


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CASCADE COMMUNICATIONS CORP.



Date:   March 14, 1997            _/s/_ Gururaj Deshpande
                                  Gururaj Deshpande
                                  Executive Vice President, Business Development
                                  and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 14, 1997          _/s/_ Gururaj Deshpande
                                Gururaj Deshpande
                                Executive Vice President, Business Development
                                and Chairman of the Board

Date:   March 14, 1997          _/s/_ Daniel E. Smith
                                Daniel E. Smith
                                President, Chief Executive Officer
                                and Director (Principal Executive Officer)

Date:   March 14, 1997          _/s/_ Paul E. Blondin
                                Paul E. Blondin
                                Vice President of Finance and Administration,
                                Chief Financial Officer, Treasurer and Secretary
                                (Principal Financial and Accounting Officer)

Date:   March 14, 1997          _/s/_ Victoria A. Brown
                                Victoria A. Brown, Director


Date:   March 14, 1997          _/s/_ Richard M. Burnes
                                Richard M. Burnes, Jr., Director

Date:   March 14, 1997          _/s/_ Paul J. Ferri
                                Paul J. Ferri, Director

Date:   March 14, 1997          _/s/_ Bruns H. Grayson
                                Bruns H. Grayson, Director

Date:   March 14, 1997          _/s/_ Steven C. Walske
                                Steven C. Walske, Director

                                EXHIBIT INDEX

Exhibit
 Number         Exhibit Description

   2.1     (h)  Agreement and Plan of Merger and Reorganization dated as of
                January 2, 1997 by and among the Company, Camel Acquisition Corporation and Sahara Networks, Inc.

   3.1     (a)  Amended and Restated Certificate of Incorporation of the
                Company.

   3.2     (g)  Certificate of Amendment of Amended and Restated Certificate of
                Incorporation of the Company.

   3.3     (a)  Amended and Restated By-Laws of the Company.

   4.1     (a)  Specimen certificate representing the Common Stock.

  10.1   (b),(c)Amended and Restated 1991 Stock Plan, as amended.

  10.2   (a),(c)1994 Employee Stock Purchase Plan.

  10.3   (a),(c)1994 Non-Employee Director Stock Option Plan.

  10.8   (a),(c)Amended and Restated  Registration Rights Agreement dated as of August 19, 1992 by and among the Company and the Investors named therein, as amended by the Stock Purchase Agreement dated as of September 17, 1993 and as further amended by the Amendment thereto dated as of December 21, 1993.

  10.9   (a),(c)Letter of Employment dated March 12, 1992 between the Company and Daniel E. Smith.

  10.10  (a)    Letter  agreement  dated  August 4, 1993 between the Company and Fleet Bank of  Massachusetts,  N.A.,  as amended by the Loan
                Modification Agreement thereto dated as of April 30, 1994.

  10.11  (a)    Lease dated July 27, 1993 between  Westford  Office  Venture and the Company, as amended by the First Amendment thereto dated
                February 24, 1994.

  10.12    (a)  Joint Marketing Agreement with Cisco Systems, Inc. dated as of
                December 15, 1993.

  10.13    (a)  Source Code License Agreement with Cisco Systems, Inc. dated as of December 15, 1993.

  10.14    (a)  OEM Program license Agreement dated November 24, 1992 between the Company and Q900 Software(d/b/a Telenetworks).

  10.15    (a)  Manufacturing Agreement dated as of July 22, 1993 between the
                Company and SCI Systems, Inc.

  10.16    (a)  Software License Agreement dated September 22, 1992 between
                Software Components Group and the Company.

  10.17    (a)  Software License Agreement dated March 8, 1994 by and between the Company and WANDL, Inc.

  10.18    (a)  Software License Agreement dated February 10, 1992 between the Company and Hewlett-Packard Company.

  10.19    (a)  OSPF License Agreement dated September 9, 1991 between the
                Company and the University of Maryland.

  10.20    (d)  Second amendment to the lease dated July 27, 1993 between
                Westford Office Ventures and the Company dated July 27, 1994.

  10.21    (d)  Third amendment to the lease dated July 27, 1993 between
               Westford Office Ventures and the Company dated November 10, 1994.

Exhibit
 Number         Exhibit Description

  10.22    (d)  Master Lease Agreement with Performance Systems International,
                Inc. dated November 3, 1994.

  10.23    (e)  Sublease agreement dated April 26, 1995 between the Company and
                Digital Equipment Corporation.

  10.24    (f)  Fourth amendment to the lease dated July 27, 1993 between
                Westford Office Ventures and the Company dated December 1, 1995.

  10.25    (i)  Lease dated November 14, 1996 between the Company and Nashoba
                View Associates, LLC.

  11.1     (i)  Weighted Shares Used in Computation of Earnings Per Share.

  21.1     (i)  Subsidiaries of the Company.

  23.1     (i)  Consent of Coopers & Lybrand L.L.P.

  27       (i)  Financial Data Schedule
-------------------------------------------------------------------------------
(a) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33- 79330) filed with the Securities and Exchange Commission (the "Commission") on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

(b) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 33- 93152) filed with the Commission on
      June 6, 1995.

(c) Indicates a management contract or any compensatory plan, contract or arrangement.

(d) Incorporated by reference to the corresponding exhibit previously filed as an Exhibit to Registrant's Form 10-filed for the fiscal year ended December 31, 1994 on March 29, 1995.

(e) Incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended July 1, 1995

(f) Incorporated by reference to the corresponding exhibit previously filed as an Exhibit to Registrant's Form 10 filed for the fiscal year ended December 31, 1995 on March 1, 1996.

(g) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-06417) filed with the Commission on June 20, 1996.

(h) Incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 1997 and filed with the Commission on February 4, 1997.

(i)   Filed herewith.