Form 10-Q
period 1997-03-29
CASCADE COMMUNICATIONS CORP
filed 1997-04-25
CIK 887763

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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

                        --------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

-------------------------------------- -----------------------------------------
                  Class                       Outstanding at April 21, 1997
-------------------------------------- -----------------------------------------
-------------------------------------- -----------------------------------------

     Common Stock, $.001 par value                   94,452,267  shares
-------------------------------------- -----------------------------------------

This report including exhibits consists of 20 pages. The exhibit index appears on page 18.

                          CASCADE COMMUNICATIONS CORP.


                               INDEX TO FORM 10-Q




                                                                        Page No.


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Statements of Operations for the three
             months ended March 29, 1997 and March 30, 1996                   3

             Consolidated Balance Sheets as of March 29, 1997 and
             December 31, 1996                                                4

             Consolidated Statements of Cash Flows for the
             three months ended March 29, 1997 and March 30, 1996             5

             Notes to Consolidated Financial Statements                       6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    8

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities                                           15

Item 5.      Legal Proceedings                                               15

Item 6.      Exhibits and Reports on Form 8-K                                16

             Signature                                                       17

             Exhibit Index                                                   18

             Exhibit 11  Weighted shares Used in Computation of
                         Earnings Per Share                                  19

             Exhibit 27  Financial Data Schedule                             20

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          CASCADE COMMUNICATIONS CORP.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                          Three Months Ended
                                                      March 29,       March 30,
                                                        1997            1996
                                                      ----------       ---------
Revenue                                               $  90,328        $56,037
Cost of revenue                                          32,931         19,782
                                                      ----------       ---------
      Gross profit                                       57,397         36,255

Operating expenses:
      Research and development                           17,652          8,965
      Sales and marketing                                13,784          8,696
      General and administrative                          3,701          2,222
      Purchased research and development                213,100              -
                                                      ----------       ---------
           Total operating expenses                     248,237         19,883
                                                      ----------       ---------
Income (loss) from operations                          (190,840)         16,372
Interest income, net                                      1,748           1,117
                                                      ----------       ---------
Income (loss) before income taxes                      (189,092)         17,489
Provision for income taxes                                9,242           7,054
                                                      ----------       ---------

Net income (loss)                                     $(198,334)       $ 10,435
                                                      ==========       =========

Net income (loss) per common share                    $   (2.13)       $   0.11
                                                      ==========       =========


Average common and dilutive equivalent                   92,946          95,629
shares outstanding
                                                      ==========       =========




The accompanying notes are an integral part of these financial statements.



                          CASCADE COMMUNICATIONS CORP.
                           Consolidated Balance Sheets
                                 (in thousands)



                                                      Mar. 29,          Dec. 31,
ASSETS                                                  1997              1996
Current assets:
      Cash and cash equivalents                       $116,853         $ 98,399
      Marketable securities                             14,307           13,920
      Accounts receivable, net                          77,690           81,949
      Notes receivable                                   2,939            1,750
      Inventories                                       23,582           19,303
      Deferred income taxes                              9,437            8,300
      Prepaid expenses                                   3,645           11,421
                                                      ---------        ---------
Total current assets                                   248,453          235,042

Property and equipment, net                             45,312           33,012
Notes receivable                                         3,230              899
Other assets                                             3,574            1,308
                                                      ---------        ---------

Total assets                                          $300,569         $270,261
                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                $ 19,916         $ 17,555
      Deferred revenue                                  10,779            9,038
      Accrued expenses                                  26,063           23,885
      Accrued income taxes                               1,332                -
      Current portion of long term debt                    134                -
                                                      ---------        --------
Total current liabilities                               58,224           50,478

      Long term debt                                       298                -

Stockholders' equity:
      Common stock                                          94               90
      Additional paid-in capital                       342,403          121,809
      Retained earnings (deficit)                     (100,450)          97,884
                                                      ----------       ---------

Total stockholders' equity                             242,047          219,783
                                                      ----------       ---------

Total liabilities and stockholders' equity            $300,569         $270,261
                                                      ==========       =========



The accompanying notes are an integral part of these financial statements.


                          CASCADE COMMUNICATIONS CORP.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                            Three Months Ended
                                                        Mar. 29,        Mar. 30,
                                                         1997             1996
                                                       ------------    ---------
Cash flows from operating activities:
Net income (loss)                                      $(198,334)      $ 10,435
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
       Non-cash charge for purchased research and
     development for stock                               213,100              -
       Depreciation and amortization                       5,398          1,942
       Deferred income taxes                              (1,814)          (308)
       Tax benefits related to stock options exercised     3,616          1,954
Changes in operating assets and liabilities,  net of
the effects of the purchase of Sahara:
       Accounts receivable                                 4,259         (9,237)
       Notes receivable                                   (3,520)           496
       Inventories                                        (4,279)           747
       Prepaid expenses                                    7,776             47
       Accounts payable                                    2,361            717
       Accrued expenses and other current liabilities      1,232          4,417
                                                       ------------    ---------

          Net cash provided by operating activities       29,795         11,210
                                                       ------------    ---------

Cash flows from investing activities:
       Purchases of property and equipment, net          (16,688)        (5,475)
       Purchases of marketable securities                 (9,187)       (10,339)
       Proceeds from maturities of marketable
       securities                                          8,800          3,600
       Increase (decrease) in other assets                   (17)            39
                                                       ------------    ---------

         Net cash used for investing activities          (17,092)       (12,175)
                                                       ------------    ---------

Cash flows from financing activities:
         Cash acquired from Sahara purchase               2,700               -
         Repayments of debt                                (807)              -
         Proceeds from sale of common stock, net          3,858           7,439
                                                       ------------    ---------

         Net cash provided by financing activities        5,751           7,439

Net increase in cash and cash equivalents                18,454           6,474

Cash and cash equivalents, beginning of period           98,399          55,474
                                                       ------------    ---------

Cash and cash equivalents, end of period               $116,853        $ 61,948
                                                       ============    =========

Supplemental schedule of noncash investing activities:

Common Stock and options issued to acquire Sahara      $213,115
                                                       ============

The accompanying footnotes are an integral part of these financial statements.

                          CASCADE COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Consolidated Financial Statements

    The consolidated financial statements for the three months ended March 29, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1996 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 29, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.  Business Combinations

    On March 30, 1997, the Company announced that it had signed a definitive merger agreement with Ascend Communications, Inc. ("Ascend") pursuant to which a wholly-owned subsidiary of Ascend will merge with and into the Company. The Company shall survive the merger and become a wholly-owned subsidiary of Ascend. Under the terms of the agreement, each share of the Company's common stock will be exchanged for 0.7 of a share of Ascend common stock (the "Exchange Ratio"). Outstanding options and rights to purchase the Company's common stock will be assumed by Ascend and will become an option or right to purchase shares of Ascend common stock, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. In connection with the transaction, each company granted the other an option, exercisable under certain conditions, to purchase shares equal to approximately 19.9% of the other Company's outstanding shares as of March 30, 1997, subject to adjustment upon certain changes in each Company's capitalization. The merger has been approved by the boards of directors of the Company and Ascend, but is still subject to various customary conditions, including without limitation, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the approval by shareholders of both Ascend and the Company.

     On January 28, 1997, the Company completed its acquisition of Sahara Networks, Inc. ("Sahara"), a privately-held developer of scaleable, high-speed broadband access products located in Wallingford, Connecticut, by means of a merger of a wholly-owned subsidiary of the Company with and into Sahara. As a result of the Merger, Sahara became a wholly-owned subsidiary of the Company. The Company issued approximately 3.4 million shares of the Company's Common Stock in exchange for all the outstanding shares of capital stock of Sahara. In addition, the Company assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of the Company's Common Stock.

    The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of $219 million was allocated to the net assets acquired based upon their estimated fair market values. The estimated fair value of the tangible net assets acquired was $6 million and $213 million of the purchase price was allocated to purchased research and development that has not reached technological feasibility and that has no alternative future use and was charged to operations in the quarter ended March 29, 1997. Purchased research and development was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of the underlying technology. Expected future cash flows associated with purchased research and development are discounted considering risks and uncertainties related to the viability of and to the potential changes in future target markets and to the completion of the products expected to ultimately be marketed by Cascade. The in-process technology relates to the products that management intends to further develop to the point of technological feasibility. No completed technology was purchased as Sahara has brought no products to market and no development project has reached technological feasibility. The estimated costs to complete the technology subsequent to the acquisition date are approximately $4 million.

     The following summary, prepared on an unaudited pro forma basis, combines the results of operations as if Sahara had been acquired as of January 1, 1996, however the one-time charge of $213,100 as a result of the purchase price allocated to research and development has been excluded due to its nonrecurring nature.

                            Year ended                 Three months ended
                            Dec. 31, 1996              March 29, 1997
                            -------------              --------------
Total revenues              $ 340,976                  $   90,328

Net income                  $  66,380                  $   14,176

Net income per share        $    0.66                  $     0.14

    The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy's that might be achieved from combined operations.


3.  Common Stock

    Net income (loss) per common share is computed based upon the weighted average number of common shares and as appropriate, common equivalent shares from stock options (using the treasury stock method). Fully diluted net income per common share is not presented as the dilutive effect is immaterial. The Company effected the following stock splits in the form of stock dividends: two-for-one in June 1995, three-for-two in February 1996 and two-for-one in May 1996. All share and per share data have been restated in these consolidated financial statements for all periods to reflect the stock splits.

4.  Inventories

    Inventories consist of:
                                                   March 29,     Dec. 31,
                                                     1997          1996
                                                   ----------     ---------
    Raw materials                                  $ 15,945      $14,827
    Work-in-process                                     149          552
    Finished goods                                    7,488        3,924
                                                   ----------    ---------
    Total                                          $ 23,582      $19,303
                                                   ========      =======

5.  Litigation

    On April 16, 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes for action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and; violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief. Based on the Company's preliminary investigation, the Company believes the allegations of the lawsuit are without merit and plans to vigorously defend this lawsuit; however, the ultimate outcome of this matter cannot yet be determined. No provision for any liability that may result from the action has been recognized in the consolidated financial statements.

    On April 18, 1997, the Company received a claim and request for royalties alleging patent infringement on four separate patents. The Company is currently investigating the claims of such infringement and thus the ultimate outcome of this claim cannot yet be determined. No provision for any liability that may result from the action has been recognized in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's 1996 Form 10K for the year ended December 31, 1996.

Business Environment and Risk Factors.

    The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein as well as the section below under the heading "Risk Factors That May Affect Future Results". The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, risks associated with the announcement of the proposed business combination with Ascend, changes in general economic conditions, rapid or unexpected changes in technologies, activities of competitors, timing of product shipments and uncertain business conditions that affect the data networking industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Revenue

    Revenue for the first quarter ended March 29, 1997 increased by 61.2% to $90.3 million from $56.0 million for the quarter ended March 30, 1996, but decreased 18.1% or $20.0 million from the fourth quarter of 1996. The Company believes that the increase in revenue from the first quarter of 1997 compared to the first quarter of 1996 is primarily attributable to shipments of the CBX 500 ATM switch, which began in the second quarter of 1996, and increased volume of B-STDX shipments as well as increased service and training revenues due to an expanded customer base. Sales of the B-STDX product line accounted for approximately 80% and 90% of total revenue for the quarters ended March 29, 1997 and March 30, 1996, respectively. The Company believes that the decrease in revenue in the first quarter of 1997 from the fourth quarter of 1996 is primarily due to variations in the timing of Frame Relay expansions among regional bell operating customers due to in part uncertainties over regulatory policies and economic terms and uneven growth in ATM product shipments.

    Direct and indirect international sales accounted for approximately 24% of revenue in the first quarter of 1997, compared to approximately 17% of revenue for the first quarter of 1996. The international sales increase was primarily due to the expansion of the Company's Pacific Rim customer base and increased international sales through distributor channels. In the first quarter of 1997, the Company continued its global expansion with the opening of new sales offices in Hong Kong, France and Korea. The Company intends to increase its presence internationally, but international sales may fluctuate as a percentage of revenue. To date, the Company's international sales have been denominated in U.S. currency.

Gross Profit

    Gross profit decreased to 63.5% of revenue and was $57.4 million for the first quarter of 1997, compared to 64.7% of revenue or $36.3 million for the same period in 1996. The decrease in gross profit as a percentage of revenue was primarily a result of higher fixed manufacturing and product delivery costs due to the introduction of CBX 500 product line. In future periods, gross profit will vary depending upon a number of factors, including the channels of distribution, the mix of products as well as manufacturing and component costs.

    As the Company introduces new products, it is possible that they may have a lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of revenue may vary.

Research and Development

    Research and development expenses for the first quarter of 1997 were $17.7 million or 19.5% of revenue, compared to $9.0 million or 16.0% of revenue for the same period in 1996. The dollar increase resulted from the addition of engineering staff through hiring and acquisitions along with the related costs to support the Company's commitment to new product and technology development. Several enhancements were made to the Frame Relay products during the quarter including priority Frame Relay capabilities and OC 3 interworking. The Company completed its acquisitions of Arris and Sahara in May 1996 and January 1997, respectively and has incurred incremental development expenses bringing these products to market. The Company considers product development expenditures to be critical to future revenue and expenses may increase in absolute dollars while the percentage of revenue may fluctuate.

Sales and Marketing

     The Company's sales and marketing expenses increased to $13.8 million for the first quarter of 1997 from $8.7 million in the same period for 1996. These expenses remained relatively constant as a percentage of revenue at 15.3% in the first quarter of 1997 and 15.5% in the same period for 1996. The increase in spending was due to the addition of personnel, expansion of domestic and international sales presence, commissions associated with revenue growth and expenditures for investments related to marketing programs for new product introductions. The Company expects to increase spending in the remainder of 1997 for sales and marketing programs both domestically and internationally as part of its continuing efforts to expand its markets, introduce new products and expand its international presence. These expenses may vary as a percentage of revenue

General and Administrative

    General and administrative expenses increased to $3.7 million for the first quarter of 1997 from $2.2 million in the same period for 1996. These expenses remained relatively constant as a percentage of revenue at 4.1% in the first quarter of 1997 compared to 4.0% in the same period for 1996. The increase in dollars spent was primarily due to the addition of finance and administrative personnel as well as expenditures in information and communication technology necessary to support the growth of the Company. The Company expects that expenses in this area may increase in absolute dollars in 1997, but may vary as a percentage of revenue.

Interest Income

     Interest income, net of interest expense, increased to $1.7 million or 1.9% of revenue for the first quarter of 1997 from $1.1 million or 2.0% of revenue for the same period in 1996. The increase in interest income was attributable to higher invested cash generated from operations and interest generated from notes receivable.

Provision for Income Taxes

    The Company's effective tax rate for the first quarter of 1997 was (4.9%) compared to 40.3% in the same period of 1996. Excluding the purchase of in process technology associated with the Sahara acquisition, which is not deductible for income tax purposes, the effective tax rate for the first quarter of 1997 would have been 38.5%. Excluding certain merger related costs associated with the pooling of interest with Arris Networks, Inc., the effective tax rate would have been 38.5% for the first quarter of 1996. The significant differences between the statutory federal income tax rate and the Company's effective tax rate is principally due to state income taxes, research and development tax credits and the benefit of the Company's Foreign Sales Corporation.

Liquidity and Capital Resources

    At March 29, 1997, the Company had cash, cash equivalents and marketable securities of $131.2 million, an increase of $18.8 million from December 31, 1996. The Company has funded its operations primarily through cash flows generated from operations and proceeds and associated tax benefits from the sale of its common stock through its employee stock plans.

    Cash generated from operations was $29.8 million for the quarter ended March 29, 1997. Net loss adjusted for non cash items consisting of purchased research and development, depreciation, deferred income taxes and tax benefits related to stock option exercises was $22.0 million. Cash flows from working capital accounts totaled $7.8 million . Significant cash flows from the working capital accounts were: $7.8 million from prepaid expenses primarily for income taxes, $4.3 million from accounts receivable and $3.6 million from accounts payable and other current liabilities. Working capital decreased by $4.3 million due to an increase in inventory levels for new product introductions and $3.5 million for the issuance of notes receivable, net of payments received.

    Investment activities in the first quarter of 1997 included capital expenditures of $16.7 million. Capital investments included expansion of the Company's facilities, the purchase of engineering development equipment and the upgrade of the internal networking system. The net purchases of marketable securities was $387,000. These investments were placed in U.S. Government obligations and highly rated commercial paper.

    Cash flows from financing activities for the first quarter of 1997 were $5.8 million. This amount was mostly comprised of $3.9 million of proceeds from the sale of its common stock through its employee stock purchase and option plans and $2.7 million of cash assumed in the Sahara purchase. In addition, $807,000 of payments for notes payable and capital lease obligations assumed in the Sahara purchase were made during the quarter.

    The Company believes that its existing cash, cash equivalents and marketable securities, along with anticipated funds generated from operations, will satisfy the Company's working capital and capital expenditure needs at least for the next twelve months.

Newly Issued Accounting Standards

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share for the quarters ended March 29, 1997 and March 30, 1996 would have been ($2.13) and $0.12 per share, respectively. The impact of SFAS 128 on the calculation of diluted net income per share for these quarters is not expected to be material. The Company plans to adopt SFAS 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Business Combinations

     On January 28, 1997, the Company completed its acquisition of Sahara Networks Inc. ("Sahara"), a privately-held developer of scaleable, high-speed broadband access products located in Wallingford, Connecticut, by means of a merger of a wholly-owned subsidiary of the Company with and into Sahara. As a result of the Merger, Sahara became a wholly-owned subsidiary of the Company. The Company issued approximately 3.4 million shares of the Company's Common Stock in exchange for all the outstanding shares of capital stock of Sahara. In addition, the Company assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of the Company's Common Stock.

    The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of $219 million was allocated to the net assets acquired based upon their estimated fair market values. The estimated fair value of the tangible net assets acquired was $6 million and $213 million of the purchase price was allocated to purchased research and development that has not reached technological feasibility and that has no alternative future use and was charged to operations in the quarter ended March 29, 1997. Purchased research and development was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of the underlying technology. Expected future cash flows associated with purchased research and development are discounted considering risks and uncertainties related to the viability of and to the potential changes in future target markets and to the completion of the products expected to ultimately be marketed by Cascade. The in-process technology relates to the products that management intends to further develop to the point of technological feasibility. No completed technology was purchased as Sahara has brought no products to market and no development project has reached technological feasibility. The estimated costs to complete the technology subsequent to the acquisition date are approximately $4 million.

    On March 30, 1997, the Company announced that it had signed a definitive merger agreement with Ascend Communications, Inc. ("Ascend") pursuant to which a wholly-owned subsidiary of Ascend will merge with and into the Company. The Company shall survive the merger and become a wholly-owned subsidiary of Ascend. Under the terms of the agreement, each share of the Company's common stock will be exchanged for 0.7 of a share of Ascend common stock (the "Exchange Ratio"). Outstanding options and rights to purchase the Company's common stock will be assumed by Ascend and will become an option or right to purchase shares of Ascend common stock, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. In connection with the transaction, each company granted the other an option, exercisable under certain conditions, to purchase shares equal to approximately 19.9% of the other company's outstanding shares as of March 30, 1997, subject to adjustment upon certain changes in each company's capitalization. The merger has been approved by the boards of directors of the Company and Ascend, but is still subject to various customary conditions, including without limitation, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the approval by shareholders of both Ascend and the Company.

Risk Factors That May Affect Future Results

    As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. The Company makes forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Thus, some of the statements, including without limitation statements relating to new product development, expansion of operations, international expansion and growth in the market for WAN data communication services, are forward-looking, and involve a number of risks and uncertainties. In addition, Cascade identifies the following risk factors which could affect the Company's actual results and could cause actual results to differ materially from forward-looking statements. The Company's future results remain difficult to predict and may be affected by a number of factors including risks associated with the announcement of the proposed business combination with Ascend; business conditions within the telecommunication industry; timing of orders from, and shipments to, customers; the timing of new product introductions; and the market acceptance of those products; factors associated with international operations; increased competition; changes in manufacturing costs; changes in world economic conditions; changes in the mix of product sales; the rate of end user adoption and carrier and private network development of WAN data communications services and the risks identified in the following risk factors. Because of these and other factors, past financial performance should not be considered an indicator of future performance.

Risks Associated With the Announcement of the Proposed Business Combination With Ascend

    Various risks related to the proposed business combination (the "Merger") between the Company and Ascend could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that customers of the Company will continue their current and historical buying patterns without regard to the proposed Merger, or that certain customers will not defer purchasing decisions as they evaluate, among other things, the proposed Merger, or that certain existing and prospective customers will not ultimately decide to purchase competitors' products in lieu of the Company's products. The Company's success depends to a significant degree upon the continuing contribution of key employees. A number of factors relating to the proposed Merger, including without limitation the recruitment activities of competitors, may make it more difficult to retain and attract key employees. In addition, the Company expects to incur significant expenses in connection with the proposed Merger, whether or not consummated.

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

Management of Growth

    The Company has recently experienced a period of rapid growth which has placed, and could continue to place, a significant strain on the resources. In order to support the anticipated growth of its business, the Company plans to significantly expand its level of operations during 1997. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected.

Timing of Product Orders and Shipments

    One of the risks which may affect the Company's operating results is the fact that a substantial portion of the Company's revenue in any period may result from shipments during the latter part of a period. Because revenue in any quarter may be substantially dependent on orders booked and shipped in that quarter, particularly in the latter part of that quarter, revenue for any future quarter may be difficult to predict. Since the Company's operating expense levels are based on its operational goals, if orders and shipments in any period do not meet such goals the Company's business, operating results and financial condition are likely to be materially adversely affected. As a result, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance.

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

Third Party Manufacturing

    The Company relies on a variety of independent third party assembly companies to perform printed circuit board assembly, in circuit test and product repair. There can be no assurance that in the future the Company's independent contractors will be able to meet the Company's demand for manufacturing capacity in a timely and cost-effective manner. In the event that the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until the Company established sufficient manufacturing supply from alternative sources.

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

Customer Concentration

    The Company's customer base includes public carrier providers and ISPs, many of whom generally require product vendors to comply with rigorous industry standards. Any failure to comply with such standards may result in a significant loss or reduction of sales. The Company has diversified its customer base over time; however, in recent periods, certain customers have accounted for over 10% of the Company's revenue. For the quarter ended March 29, 1997, one customer accounted for more than 14% of revenue and for the same period in 1996 sales to two customers accounted for approximately 15% and 10% of revenue, respectively. There can be no assurance that these customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. A decline in demand from public network carriers would have an adverse effect on the Company's operating results.

International Operations

    Direct and indirect international sales accounted for approximately 24% and 17% of revenue for the first quarter of 1997 and 1996, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenue. The Company's international sales are subject to risks inherent in foreign operations including unexpected changes in regulatory requirements, tariffs or other barriers and potentially negative tax consequences. In addition, sales of the Company's products in international markets are heavily dependent on third-party distribution channels. To date, the Company's international sales have been denominated in U.S. currency; however, if this were to change, the Company would be subject to exchange rate fluctuations.

Uncertainties Regarding Patents and Protection of Proprietary Technology

    The Company's success will depend, to a large extent, on its ability to protect its proprietary technology. The Company has a number of patent applications that are currently pending for certain of its existing products and currently relies on a combination of contractual rights, trade secrets and copyrights to protect its proprietary rights. Although the Company intends to apply for additional patents in the future, there can be no assurance that the Company's intellectual property protection will be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. The Company currently licenses certain hardware and software technology from third parties and plans to continue to do so in the future. The Company attempts to ensure that its products and processes do not infringe patents and other proprietary rights. The Company, however, is currently subject to infringement claims and there can be no assurance that additional infringement claims will not be alleged by third parties in the future. If infringement is alleged, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

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

PART II.   OTHER INFORMATION

Item 2 - Changes in Securities

      (c) Recent Sales of Unregistered Securities

    On January 28, 1997 the Company completed a private placement of 3,409,196 shares (the "Shares") of its Common Stock to the holders of the outstanding capital stock of Sahara Networks, Inc. ("Sahara") in exchange for all of the outstanding shares of capital stock of Sahara. Such private placement was made to effect the acquisition of Sahara by the Company. The Company claims that the offer and sale of the Shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 506 of Regulation D under the Securities Act in reliance upon information available to the Company as of January 28, 1997, including certain representations and warranties of the purchasers of the Shares. The Shares were offered only to "accredited investors" (as such terms are defined in Regulation D) or to purchasers who, in the reasonable belief of the Company, either alone or with his/her purchaser representative, had such knowledge and experience in financial and business matters that he/she was capable of evaluating the merits and risks of the investment. On February 4, 1997, the Company filed a registration statement on Form S-3 (File No. 333-21115) with the SEC covering the resale of the shares sold in the private placement, which registration statement became effective on February 12, 1997.

Item 5. Legal Proceedings

    On April 16, 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes for action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and; violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief. Based on the Company's preliminary investigation, the Company believes the allegations of the lawsuit are without merit and plans to vigorously defend this lawsuit; however, the ultimate outcome of this matter cannot yet be determined. No provision for any liability that may result from the action has been recognized in the consolidated financial statements.

    On April 18, 1997, the Company received a claim and request for royalties alleging patent infringement on four separate patents. The Company is currently investigating the claims of such infringement and thus the ultimate outcome of this claim cannot yet be determined. No provision for any liability that may result from the action has been recognized in the consolidated financial statements

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits:

          11    Weighted Shares Used in Computation of Earnings per Share

          27    Financial Data Schedule

(b)       Report on Form 8-K.

           The Company filed a Current Report on Form 8-K dated January 16, 1997 relating to the election of a new Chair of the Board of Directors of the Company.

           The Company filed a Current Report on Form 8-K dated February 4, 1997 relating to the acquisition by the Company of Sahara Networks, Inc.

           The Company filed a Current Report on Form 8-K dated March 30, 1997 relating to the proposed business combination of the Company with Ascend Communications, Inc.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  CASCADE COMMUNICATIONS CORP.
                  (Registrant)






April 25, 1997              _/s/_______________________________________________
                            Paul E. Blondin
                            Vice President of Finance and Administration, Chief
                            Financial Officer
                            (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




                                                                        Page No.


        11        Weighted Shares Used in Computation of Earnings Per
                  Share                                                      19

        27        Financial Data Schedule                                    20